Form 10-K
period 1996-12-31
CHASE MANHATTAN BANK USA
filed 1997-03-31
CIK 869090

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K

                                 ANNUAL REPORT


                         Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                    CHASE MANHATTAN CREDIT CARD MASTER TRUST
                    ----------------------------------------
                          (Exact name of registrant as
                            specified in its charter)


                 CHASE MANHATTAN BANK USA, NATIONAL ASSOCIATION
              (formerly known as "The Chase Manhattan Bank (USA)")
                             (Sponsor of the Trust)



       United States         33-40006                22-2382028
                             33-45135
                             33-91504
      ---------------     -----------------       ------------------
      (State or other      (Commission             (IRS Employer
      jurisdiction of      File Number)           Identification No.)
      incorporation)


      802 Delaware Avenue, Wilmington, Delaware            19801
      ------------------------------------------          ----------
      (Address of principal executive offices)          (Zip code)


Registrant's telephone number, including area code: (302) 575-5050

Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes:    No: X

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

On March 22, 1991, the registrant was issued a no-action letter
(the "No-Action Letter") by the Commission with respect to certain of the registrant's reporting requirements pursuant to Section 13 or 15(d) of the Act.

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

          This Annual Report on Form 10-K is filed in accordance with a letter dated March 22, 1991 issued by the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission (the "Division") stating that the Division will raise no objection if the Chase Manhattan Credit Card Master Trust (the "Trust"), which is maintained pursuant to the Amended and Restated Pooling and Servicing Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (formerly known as The Chase Manhattan Bank (USA)) (the "Bank"), as seller and servicer, and an unrelated trustee
(the "Trustee"), files reports pursuant to Sections 13, 15(d), and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in letters dated January 16, 1991 and March 14, 1991, submitted to the Office of Chief Counsel on behalf of the originators of the Trust. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K. The Chase Manhattan Credit Card Master Trust is the Issuer of Asset Backed Certificates, Series 1991-1, 1991-2,1992-1, 1995-1, 1995-2, 1996-1, 1996-2, 1996-3 and 1996-4.


                                     PART I

Item 1.    Business.

           Omitted.

Item 2.    Properties.

           Information regarding the Trust is included in the monthly report to Certificateholders for the month of December 1996 filed on Form 8-K on January 24, 1997.


Item 3.    Legal Proceedings.

           The registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, Norwest Bank Minnesota, National Association, (the "Indenture Trustee"), Wilmington Trust Company
(the "Owner Trustee") or Chase Manhattan Bank USA, National Association
(the "Servicer").

Item 4.    Submission of Matters to a Vote of Security Holders.

           No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.

                                       PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

           To the knowledge of the registrant, the Certificates are traded in the over-the-counter market to a limited extent.

           The records of the Trust indicate that as of December 31, 1996, there was one Certificateholder of record.

Item 6.    Selected Financial Data.

           Omitted.

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

           Omitted.

Item 8.    Financial Statements and Supplementary Data.

           Omitted.

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.

           None.

                                      PART III


Item 10.   Directors and Executive Officers of the Registrant.

           Omitted.

Item 11.   Executive Compensation.

           Omitted.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.

           As of December 31, 1996, the numbers of Certificateholders of record holding more than 5% of each of the Series of Asset Backed Certificates are as follows:

          Series        class        number of 5% holders
          ------        -----        --------------------

          1991-1                             0
          1991-2                             0
          1992-1                             4

          1995-1:       A                    5
                        B                    1

          1995-2:       A                    5
                        B                    3

          1996-1:       A                    6
                        B                    2

          1996-2:       A                    2
                        B                    1

          1996-3:       A                    6
                        B                    1

          1996-4:       A                    6
                        B                    2

Item 13.   Certain Relationships and Related Transactions.

           Omitted.

                                       PART IV


Item 14.   Exhibits, Financial Statement Schedules, and
           Reports of Form 8-K.

           (a) The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit Number                            Description
--------------                            -----------

    99.1 Annual Statement of Compliance for the year ended December 31, 1996.

    99.2 Annual Independent Public Accountant's Servicing Statement for the year ended December 31, 1996.

      (b), (c), (d) Omitted.

                                     SIGNATURES


                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date:  March 28, 1997

                                        CHASE MANHATTAN BANK USA,
                                        NATIONAL ASSOCIATION



                                        By:    /s/ Keith Schuck
                                        Name:  Keith Schuck
                                        Title: Vice President



SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS  FILED  PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                   INDEX TO EXHIBITS
                                   -----------------



         Exhibit Number                  Description
         --------------                  -----------


              99.1             Annual Statement of Compliance for
                               the year ended December 31, 1996.

              99.2             Annual Independent Public
                               Accountant's Servicing Statement
                               for the year ended December 31, 1996.

                                                                  Exhibit 99.1
                                                                  ------------

              THE CHASE MANHATTAN BANK USA, NATIONAL ASSOCIATION

            _____________________________________________________

                   Chase Manhattan Credit Card Master Trust

            _____________________________________________________

            The undersigned, a duly authorized representative of The Chase Manhattan Bank USA, National Association ("Chase"), as Servicer pursuant to the Amended and Restated Pooling and Servicing Agreement dated as of July 1, 1996 (the "Pooling and Servicing Agreement") by and between Chase and Yasuda Bank and Trust Company (U.S.A.), as trustee (the "Trustee"), does hereby certify that:

            1.    Chase is Servicer under the Pooling and Servicing Agreement.

            2. The undersigned is duly authorized pursuant to the Pooling and Servicing Agreement to execute and deliver this Certificate to the Trustee.

            3. This Certificate is delivered pursuant to Section 3.05 of the Pooling and Servicing Agreement.

            4. A review of the activities of the Servicer during the calendar year ended December 31, 1996 was conducted under my supervision.

            5. Based on such review, the Servicer has, to the best of my knowledge, fully performed all its obligations under the Pooling and Servicing Agreement throughout such calendar year and no default in the performance of such obligations has occurred or is continuing except as set forth in paragraph 6 below.

            6. The following is a description of each default in the performance of the Servicer's obligations under the provisions of the Pooling and Servicing Agreement including any Supplement known to me to have been made during the calendar year ended December 31, 1996 which sets forth in detail (i) the nature of each such default (ii) the action taken by the Servicer, if any, to remedy each such default and
      (iii) the current status of each such default:

            None.

      IN WITNESS WHEREOF, the undersigned has duly executed this certificate this 25th day of March, 1997.

                                    /s/Keith Schuck
                                    Name:  Keith Schuck
                                    Title:  Controller

                                                            Exhibit 99.2
                                                            ------------


                      Letterhead of Price Waterhouse LLP
                         1177 Avenue of the Americas
                           New York, New York 10036


                                                Telephone:  212-596-7000
                                                Facsimile:   212-596-8910

Report of Independent Accountants


March 25, 1997


To the Board of Directors of
Chase Manhattan Bank USA, N.A.


We have examined management's assertion that, as of December 31, 1996, the Chase Manhattan Bank USA, N.A. maintained an effective system of internal control over servicing of securitized credit card receivables, included in the accompanying Management Report on Internal Control over Servicing of Securitized Credit Card Receivables.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control structure over servicing of securitized credit card receivables, testing and evaluating the design and operating effectiveness of the internal control structure, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control structure, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the system of internal control over servicing of securitized credit card receivables to future periods are subject to the risk that the internal control structure may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that, as of December 31, 1996, the Chase Manhattan Bank USA, N.A. maintained an effective system of internal control over servicing of securitized credit card receivables, is fairly stated, in all material respects, based upon the criteria for effective internal control described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.


Signed:  Price Waterhouse LLP