Form 10-K
period 1999-12-31
CHASE MANHATTAN BANK USA; CHASE MANHATTAN AUTO OWNER TRUST 1998-B
filed 2000-03-29
CIK 869090, 1057445

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                     -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS

                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934


(Mark One)

  X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---        EXCHANGE ACT OF 1934.

For the Fiscal Year Ended:    December 31, 1999

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                        Commission file number 333-36939

               Chase Manhattan Auto Owner Trust 1998-B (Issuer)

           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)

           USA                                               22-2382028
(State of Other Jurisdiction of                       (IRS Employer
Incorporation or Organization)                        Identification Number)

802 Delaware Avenue, Wilmington, DE                            19801
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (302) 575-5033

Securities registered pursuant to Section 12(b) of the Act:
      Title of Each Class             Name of Each Exchange of Which Registered

             NONE                                       N/A

Securities registered pursuant to Section 12(g) of the Act:

              NONE
       (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days: YES X      NO
                                             ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. X
                                              ---
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

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

      None.

Introductory Note

      Chase Manhattan Auto Owner Trust 1998-B (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended the ("Exchange Act"), in the manner described in "no-action" letter submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.           Business

      Omitted.

Item 2.           Properties

      The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 1999, was $500,483,972.00.

      The Trust also holds a reserve account, pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 1999, was $15,014,519.15.

      The aggregate balance of receivables that were 60 or more days past due, as of December 31, 1999, was $3,867,935.93, or 0.773% of the receivables by principal balance.

      The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 1999, was $2,974,917.84, or 0.4548% of the average aggregate outstanding principal balance of the receivables for that year.

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

      As of December 31, 1999, all of the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to those whose accounts such Certificates are credited, who may or may not be the beneficial owners of the Certificates.

      The records provided to the Trust by DTC indicate that as of December 31, 1999, the number of holders of record for each class of securities issued by the Trust were as follows:

      Class                         # of Holders
    ---------                    ------------------
      1998-B   A3                       26
               A4                       23
               Certificates              2

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

Item 11.    Executive Compensation

      Omitted.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      The records of DTC indicate that at December 31, 1999, there were 13 participants in the DTC system that held positions in a class of securities of the Trust equal to more than 5% of the total principal amount of a class of securities outstanding on that date:

-------------------------------------------------------------------------
                  Name & Address of             Original        % Class
                  Participant                   Certificate
                                                Principal
                                                Balance

-------------------------------------------------------------------------
-------------------------------------------------------------------------
Class A-3         Bank of New York (The)            35,100,000    10.93%
                  925 Patterson Plank Road
                  Secaucus, NJ 07094
-------------------------------------------------------------------------
                  Bankers Trust Company             18,050,000     5.62%
                  C/O BT Services Tennessee Inc.
                  648 Grassmere Park Drive
                  Nashville, TN 372ll
-------------------------------------------------------------------------
                  Chase Manhattan Bank             116,121,000    36.17%
                  4 New York Plaza, 13th Floor
                  New York, NY 10004
-------------------------------------------------------------------------
                  Merrill Lynch, Pierce,            30,000,000     9.35%
                  Fenner & Smith, Inc. - Debt
                  Sec
                  4 Corporate Place
                  Corporate Park 287
                  Piscataway, NJ 08855
-------------------------------------------------------------------------
                  Northern Trust Companhy           24,814,000     7.73%
                  (The)
                  801 S. Canal C-IN
                  Chicago, IL 60607
-------------------------------------------------------------------------
                  State Street Bank and Trust       25,850,000     8.05%
                  Company
                  1776 Heritage Drive
                  Global Corporate Action
                  Unit JAB 5NW
                  No. Quincy, MA  02171
-------------------------------------------------------------------------
Class A-4         Bank of New York (The)            61,150,000    21.62%
                  925 Patterson Plank Road
                  Secaucus, NJ 07094
-------------------------------------------------------------------------
                  Bankers Trust Company            111,181,000    39.31%
                  C/O BT Services Tennessee
                  Inc.
                  648 Grassmere Park Drive
                  Nashville, TN 37211
-------------------------------------------------------------------------
                  Chase Manhattan Bank              15,340,000     5.42%
                  4 New York Plaza, 13th Floor
                  New York, NY 10004
-------------------------------------------------------------------------

-------------------------------------------------------------------------
                  Northern Trust Company (The)      23,410,000     8.28%
                  801 S. Canal C-IN
                  Chicago, IL 60607
-------------------------------------------------------------------------
                  State Street Bank & Trust         27,935,000     9.88%
                  Company
                  1776 Heritage Drive
                  Global Corporate Action
                  Unit JAB 5NW
                  No. Quincy, MA  02171
-------------------------------------------------------------------------
 Class B-1        Bank of New York (The)            17,604,000     6.00%
                  925 Patterson Plank Road
                  Secaucus, NJ 07094
-------------------------------------------------------------------------
                  Chase Manhattan Bank              15,000,000    40.00%
                  4 New York Plaza, 13th Floor
                  New York, NY 10004
-------------------------------------------------------------------------


Item 13.    Certain Relationships and Related Transactions

      None.

Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports of Form 8-K

            (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

      Exhibit Number    Description
      ----------------  ---------------
      23.1              Consent of Independent Accountants.

      28.1              Annual Management Report on Internal Controls

      28.2              Annual  Servicer's Certificate pursuant to Section
                        4.10 of the Agreement.

      28.3 Annual Independent Accountants' Servicing Reports pursuant to Section 4.11 of the Agreement.

      28.4              Annual Issuer's Certificate of Compliance with the
                        Indenture

            (b)   Reports on Form 8-K.

      The following reports were filed on Form 8-K in 1999:

Date              Items Reported    Financial Statements
------------      ----------------- ----------------------------
2/4/1999          5, 7              Monthly report to certificateholders
                                    dated 1/15/1999

3/16/1999         5, 7              Monthly report to certificateholders
                                    dated 2/15/99

6/18/1999         5, 7              Monthly report to certificateholders
                                    dated 3/15/1999, 4/15/1999 and 5/17/1999

6/30/1999         5, 7              Monthly report to certificateholders
                                    dated 6/15/1999

7/30/1999         5, 7              Monthly report to certificateholders
                                    dated 7/15/1999

8/27/1999         5, 7              Monthly report to certificateholders
                                    dated 8/16/1999

9/30/1999         5, 7              Monthly report to certificateholders
                                    dated 9/15/1999

10/29/1999        5, 7              Monthly report to certificateholders
                                    dated 10/15/1999

11/30/1999        5, 7              Monthly report to certificateholders
                                    dated 11/15/1999

12/23/1999        5, 7              Monthly report to certificateholders
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

                                     1998-B

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