Form 10-K
period 1999-12-31
CHASE MANHATTAN BANK USA; CHASE MANHATTAN AUTO OWNER TRUST 1998-A
filed 2000-03-29
CIK 869090, 1055349

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

                                      Commission file number 333-36939

                        Chase Manhattan Auto Owner Trust 1998-A (issuer)

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

              NONE
      (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days: YES   X     NO
                                              -----      -----

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

      None.

                                Introductory Note

      Chase Manhattan Auto Owner Trust 1998-A (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended the ("Exchange Act"), in the manner described in "no-action" letter submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.           Business

      Omitted.

Item 2.           Properties

      The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 1999, was $418,224,348.00.

      The Trust also holds a reserve account, pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 1999, was $12,546,730.43.

      The aggregate balance of receivables that were 60 or more days past due, as of December 31, 1999, was $3,601,979.94, or 0.861% of the receivables by principal balance.

      The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 1999, was $3,292,718.93, or 0.5906% of the average aggregate outstanding principal balance of the receivables for that year.

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

Part II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholders Matters

      The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). The registrant is also the issuer of two outstanding classes of asset backed notes ("Notes"). To the knowledge of the registrant , the Certificates are traded in the over-the-counter market to a limited extent.

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

      The records provided to the Trust by DTC indicate that as of December 31, 1999, the number of holders of record for each class of securities issued by the Trust were as follows:

      CLasses                      # of Holders
      ---------                    ------------------
      A3                            24
      A4                            18
      Certificates                   2

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

      Omitted.

Item 11.    Executive Compensation

      Omitted.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      The records of DTC indicate that at December 31, 1999, there were 17 participants in the DTC system that held positions in a class of securities of the Trust equal to more than 5% of the total principal amount of a class of securities outstanding on that date:

-----------------------------------------------------------------------
                          Name & Address of     Original     % of
                          Participant           Certificate   Class
                                                Principal
                                                Balance
-----------------------------------------------------------------------
Class A-3                 Bank of New York         18,235,000    6.20%
                          (The)
                          925 Patterson Plank
                          Rd.
                          Secaucus, NJ  07094
-----------------------------------------------------------------------
                          Bankers Trust Company    24,420,000    8.31%
                          C/O BT Services
                          Tennessee Inc.
                          648 Grassmere Park
                          Drive
                          Nashville, TN  37211
-----------------------------------------------------------------------
                          Bank One Trust           12,055,000    6.87%
                          Company, N. A.
                          1900 Polaris Parkway
                          4th Floor
                          New York, NY  10004
-----------------------------------------------------------------------
                          Boston Safe Deposit      20,210,000    6.87%
                          and Trust Company
                          C/O Mellon Bank N.A.
                          Three Mellon Bank
                          Center
                          Room 153-3015
                          Pittsburgh, PA
                          15259
-----------------------------------------------------------------------
                          Chase Manhattan Bank     75,850,000   25.80%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
-----------------------------------------------------------------------
                          Citibank, N.A.           19,000,000    6.46%
                          P.O. Box 30576
                          Tampa, FL 33630-3576
-----------------------------------------------------------------------
                          Investors Bank &         19,800,000    6.73%
                          Trust/M.F. Custody
                          200 Clarendon Street
                          15th Fl Hancock Tower
                          Boston, MA 02116
-----------------------------------------------------------------------
-----------------------------------------------------------------------
                          State Street Bank        56,785,000   19.31%
                          and Trust Company
                          1776 Heritage Dr.
                          Global Corporate
                          Action Unit
                          JAB 5NW
                          No. Quincy, MA  02171
-----------------------------------------------------------------------
Class A4                  Bank of New York         25,940,000   10.54%
                          (The)
                          925 Patterson Plank
                          Rd.
                          Secaucus, NJ  07094
-----------------------------------------------------------------------
                          Bankers Trust Company    87,370,000   35.52%
                          C/O BT Services
                          Tennessee Inc.
                          648 Grassmere Park
                          Drive
                          Nashville, TN  37211
-----------------------------------------------------------------------
                          Boston Safe Deposit      13,100,000    5.33%
                          and Trust Company
                          C/O Mellon Bank N.A.
                          Three Mellon Bank
                          Center
                          Room 153-3015
                          Pittsburgh, PA
                          15259
-----------------------------------------------------------------------
                          Chase Manhattan Bank     27,000,000   10.98%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
-----------------------------------------------------------------------
                          Citibank, N.A.           17,750,000    7.22%
                          P. O. Box 30576
                          Tampa, FL 33630-3576
-----------------------------------------------------------------------
                          Northern Trust           21,500,000    8.47%
                          Company (The)
                          801 S. Canal C-IN
                          Chicago, IL  60607
-----------------------------------------------------------------------
                          State Street Bank        29,755,000   12.10%
                          and Trust Company
                          1776 Heritage Dr.
                          Global Corporate
                          Action Unit
                          JAB 5NW
                          No. Quincy, MA  02171
-----------------------------------------------------------------------
Certificates              Bank of New York         23,000,000   75.11%
                          (The)
                          925 Patterson Plank
                          Road
                          Secaucus, NJ  07094
-----------------------------------------------------------------------
                          Chase Manhattan Bank      7,620,000   24.89%
                          4 New York Plaza,
                          13th floor
                          New York, NY  10004
-----------------------------------------------------------------------


Item 13.    Certain Relationships and Related Transactions

      None.

Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports of Form 8-K

            (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

      Exhibit Number    Description
      ---------------   ----------------
      23.1              Consent of Independent Accountants.

      28.1              Annual Management Report on Internal Controls

      28.2              Annual  Servicer's Certificate pursuant to Section
                        4.10 of the Agreement.

      28.3 Annual Independent Accountants' Servicing Reports pursuant to Section 4.11 of the Agreement.

      28.4              Annual Issuer's Certificate of Compliance with the
                        Indenture.

            (b)   Reports on Form 8-K.

      The following reports were filed on Form 8-K in 1999:

Date              Items Reported    Financial Statements
------------      ----------------  -----------------------------
2/4/1999          5, 7              Monthly report to certificateholders
                                    dated 1/15/1999

3/16/1999         5, 7              Monthly report to certificateholders
                                    dated 2/15/99

6/18/1999         5, 7              Monthly report to certificateholders
                                    dated 3/15/1999, 4/15/1999 and 5/17/1999

6/30/1999         5, 7              Monthly report to certificateholders
                                    dated 6/15/1999

7/30/1999         5, 7              Monthly report to certificateholders
                                    dated 7/15/1999

8/27/1999         5, 7              Monthly report to certificateholders
                                    dated 8/16/1999

9/30/1999         5, 7              Monthly report to certificateholders
                                    dated 9/15/1999

10/29/1999        5, 7              Monthly report to certificateholders
                                    dated 10/15/1999

11/30/1999        5, 7              Monthly report to certificateholders
                                    dated 11/15/1999

12/23/1999        5, 7              Monthly report to certificateholders
                                    dated 12/15/1999

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2000


                                    Chase Manhattan Auto Owner Trust 1998-A

                                    by: Chase Manhattan Bank USA,
                                    National Association


                                    By:  /s/ Patricia Garvey
                                    -----------------------------------
                                    Name:  Patricia Garvey
                                    Title: Vice President

                                INDEX TO EXHIBITS

Exhibit Number:         Description:
---------------         ------------------------
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