Form 10-K
period 1999-12-31
CHASE MANHATTAN BANK USA; CHASE MANHATTAN AUTO GRANTOR TRUST 1996-B
filed 2000-03-29
CIK 869090, 1022846

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

                        Commission file number 333-07575

               Chase Manhattan Auto Grantor Trust 1996-B (issuer)


                      Chase Manhattan Bank USA, National Association (depositor)
                         (Exact name of registrant as specified in its charter)

      USA                                               13-2633612
(State of Other Jurisdiction of                     (IRS Employer
Incorporation or Organization)                       Identification Number)

802 Delaware Avenue, Wilmington, DE                               19801
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:         (302) 575-5033

Securities registered pursuant to Section 12(b) of the Act:
      Title of Each Class              Name of Each Exchange of Which Registered
               NONE                                   N/A

Securities registered pursuant to Section 12(g) of the Act:
              NONE
      (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days: YES X NO _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. X

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

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

      None.

Introductory Note

     Chase Manhattan Auto Grantor Trust 1996-B (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended the ("Exchange Act"), in the manner described in "no-action" letter submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1. Business

      Omitted.

Item 2. Properties

     The Trust has acquired certain auto loan receivables from the Bank pursuant to a Pooling and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 1999, was $203,739,416.00.

     The Trust also holds a reserve account, pursuant to the Pooling and Servicing Agreement. The principal balance of the reserve account, as of December 31, 1999, was $11,431,103.00.

     The aggregate balance of receivables that were 60 or more days past due, as of December 31, 1999, was $1,757,785.72, or 0.863% of the receivables by principal balance.

     The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 1999, was $2,329,741.56, or 0.6772% of the average aggregate outstanding principal balance of the receivables for that year.

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

     The records provided to the Trust by DTC indicate that as of December 31, 1999, the number of holders of Record for each class of securities issued by the Trust were as follows:

     Class                         # of Holders
     ---------                  ------------------
      1996-B  A                   42
              B                    2

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

      Omitted.

Item 11. Executive Compensation

      Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The records of DTC indicate that at December 31, 1999, there were 5 participants in the DTC system that held positions in a class of securities of the Trust equal to more than 5% of the total principal amount of a class of securities outstanding on that date:

-------------------------------------------------------------------------------------------
                        Name & Address of        Original Certificate            % of Class
                        Participant              Principal Balance

Series 1996-B

Class A                 Boston Safe Deposit                 270,618,000              18.30%
                        and Trust Company
                        C/O Mellon Bank N. A.
                        Three Mellon Bank
                        Center,
                        Room 153-3015
                        Pittsburgh,  PA 15259

                        Chase Manhattan Bank                564,007,000              38.15%
                        4 New York Plaza
                        13th Floor
                        New York, NY  10004

                        State Street Bank                   135,087,000               9.14%
                        and Trust Company
                        1776 Heritage Dr.
                        Global Corporate
                        Action Unit
                        JAB 5NW
                        No. Quincy, MA  02171

Class B                 Bank of New York (The)                8,500,000              19.89%
                        925 Patterson Plank Rd.
                        Secaucus, NJ  07094

                        Chase Manhattan Bank                 37,225,000              81.11%
                        4 New York Plaza
                        13th Floor
                        New York, NY  10004


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

      28.1                    Annual Management Report on Internal Controls.

      28.2                    Annual  Servicer's Certificate pursuant to Section
                              4.10 of the Agreement.

      28.3 Annual Independent Accountants' Reports pursuant to Section 4.11 of the Agreement.


          (b) Reports on Form 8-K.

      The following reports were filed on Form 8-K in 1999:

Date            Items Reported          Financial Statements
------------    ---------------------   -----------------------------
2/4/1999              5, 7              Monthly report to certificateholders
                                        dated 1/15/1999

3/16/1999             5, 7              Monthly report to certificateholders
                                        dated 2/15/99

6/18/1999             5, 7              Monthly report to certificateholders
                                        dated 3/15/1999, 4/15/1999 and 5/15/1999

6/30/1999             5, 7              Monthly report to certificateholders
                                        dated 6/15/1999

7/30/1999             5, 7              Monthly report to certificateholders
                                        dated 7/15/1999

8/27/1999             5, 7              Monthly report to certificateholders
                                        dated 8/15/1999

9/30/1999             5, 7              Monthly report to certificateholders
                                        dated 9/15/1999

10/29/1999            5, 7              Monthly report to certificateholders
                                        dated 10/15/1999

11/30/1999            5, 7              Monthly report to certificateholders
                                        dated 11/15/1999

12/23/1999            5, 7              Monthly report to certificateholders
                                        dated 12/15/1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2000


                                    Chase  Manhattan  Auto Grantor  Trust 1996-B
                                    by: The Chase Manhattan Bank USA,
                                          National Association


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
  23.1                    Consent of Independent Accountants

  28.1                    Annual Management Report on Internal Controls

  28.2 Annual Servicer's Certificate pursuant to Section 4.10 of the Agreement

  28.3 Annual Independent Accountant's Servicing Reports pursuant to Section 4.11 of the Agreement

                                                                   Exhibit 23.1

                       Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Form S-3 (No. 333-07575) of Chase Manhattan Bank USA, National Association of our report dated March 15, 2000 appearing as Exhibit 23.1 of this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP

New York, New York
March 15, 2000

                                                                    Exhibit 28.1
                           [Chase Manhattan Bank USA, N.A. Logo]

Chase Manhattan Bank USA, N.A.
Wilmington, DE

March 15, 2000


Management Report on Internal Control Over Servicing of Securitized Automobile Financing Receivables

Management of The Chase Manhattan Bank USA, N.A. is responsible for establishing and maintaining an effective system of internal control over servicing of securitized automobile financing receivables, which is designed to provide reasonable assurance regarding the proper servicing of securitized automobile financing receivables. The system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to servicing of securitized automobile financing receivables. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Management of The Chase Manhattan Bank USA, N.A. assessed its system of internal control over servicing of securitized automobile financing receivables as of December 31, 1999 in relation to criteria for effective internal control described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1999, the Chase Manhattan Bank USA, N.A. maintained an effective system of internal control over servicing of securitized automobile financing receivables.

                                          /s/Keith Schuck
                                          ---------------------------
                                          Keith Schuck
                                          Vice President
                                          Chase Manhattan Bank USA, N.A.

                                                                    Exhibit 28.2
                         CHASE MANHATTAN BANK USA, N.A.
--------------------------------------------------------------------------------
                      Chase Manhattan Grantor Trust 1996-B
--------------------------------------------------------------------------------


     The undersigned, a duly authorized representative of Chase Manhattan Bank USA, N.A. ("Chase USA"), as Servicer pursuant to the Pooling and Servicing Agreement dated as of September 1, 1996 (the "Pooling and Servicing Agreement") by and between Chase USA and Norwest Bank Minnesota, National Association, as trustee (the "Trustee"), does hereby certify that:

     1. A review of the activities of the Servicer during the period from January 1, 1999 until December 31, 1999 was conducted under my supervision.

     2. Based on such review, the Servicer has, to the best of my knowledge, fully performed in all material respects all its obligations, under the Pooling and Servicing Agreement throughout such period and no material default in the performance of such obligations has occurred or is continuing except as set forth in paragraph 3 below.

     3.   None.

     IN WITNESS WHEREOF, the undersigned has duly executed this certificate this 15th day of March 2000.

                                          /s/Keith Schuck
                                          --------------------------
                                          Keith Schuck
                                          Vice President

                                                                    Exhibit 28.3
      Report of Independent Accountants

      March 15, 2000

      To the Board of Directors of
      Chase Manhattan Bank USA, N.A.


      We have examined management's assertion that, as of December 31, 1999, Chase Manhattan Bank USA, N.A. maintained an effective system of internal control over servicing of securitized automobile financing receivables, included in the accompanying Management Report on Internal Control Over Servicing of Securitized Automobile Financing Receivables.

      Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control over servicing of securitized automobile financing receivables, testing and evaluating the design and operating effectiveness of the internal control, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

      Because of inherent limitations in any internal control, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assertion that, as of December 31, 1999, Chase Manhattan Bank USA, N.A. maintained an effective system of internal control over servicing of securitized automobile financing receivables, is fairly stated, in all material respects, based upon the criteria for effective internal control described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      /s/ PRICEWATERHOUSECOOPERS LLP
      ------------------------------

                    [Letterhead of The Chase Manhattan Bank]

                                          March 29, 2000



VIA EDGAR

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC

      Re:   Chase Manhattan Auto Grantor Trust 1996-B


Ladies and Gentlemen:

      I am sending for filing on behalf of the above-referenced issuer an Annual Report on Form 10-K for the year ended December 31, 1999.

      Please confirm your receipt of such transmittal.

                                          Very truly yours,

                                          /s/ Martin R. Joyce
                                          -----------------------
                                          Martin R. Joyce