Form 10-K
period 1999-12-31
CHASE MANHATTAN BANK USA; CHASE MANHATTAN CREDIT CARD MASTER TRUST
filed 2000-03-30
CIK 869090, 874264

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 1999

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to ______

                        Commission file number 333-05205

                Chase Manhattan Credit Card Master Trust (issuer)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days: YES X NO _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. X

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: The registrant has no voting stock or class of common stock outstanding as of the date of this report.

                       DOCUMENTS INCORPORATED BY REFERNCE.

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1999).

         None.

================================================================================

Introductory Note

         This Annual Report on Form 10-K is filed in accordance with a letter dated March 22, 1991 issued by the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission (the "Division") stating that the Division will raise no objection if Chase Manhattan Credit Card Master Trust (the "Trust"), which is maintained pursuant to the Amended and Restated Pooling Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (formerly known as The Chase Manhattan Bank (USA)) (the "Bank"), as seller and servicer, and unrelated trustee (the "Trustee"), files reports pursuant to Section 13, 15(d) and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in letters dated January 16, 1991 and March 14, 1991, submitted to the Office of Chief Counsel on behalf of the originators of the Trust. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K. The Chase Manhattan Credit Card Master Trust is the Issuer of Asset Backed Certificates, Series 1996-3.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         Pursuant to the Agreement, the Bank has transferred to the Trust from time to time the receivables (the "Receivables") arising in certain credit card accounts.

         The aggregate Investor Default Amount reported on Form 8-K in 1999 was $98,349,821.00. There were no Investor Charge-offs for the same period. As of December 31, 1999, Accounts on the Master Trust, having an aggregate balance of $41,767,181.90, or 1.33% of all Receivables, were delinquent 30 - 59 days; Accounts having an aggregate balance of $29,508,636.36 or .94% of all Receivables, were delinquent 60 - 89 days; Accounts having an aggregate balance of $61,212567.72 or 1.94% of all Receivables, were delinquent 90 days or more.

Item 3.           Legal Proceedings

         The Registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee, The Chase Manhattan Bank or Chase Manhattan Bank USA, N.A.

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

         As of December 31, 1999, the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to those whose accounts such Certificates are credited, who may or may not be the beneficial owners of the Certificates. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and the following information is presented on that basis:

         Class                                       # of Holders
       ---------                                   ------------------
         A                                           56
         B                                           1
         Total:                                      57


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

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that at December 31, 1999, the participants in the DTC system that held positions in Certificates representing interests in the Trust equal to more than 5% of the total principal amount of one or more classes of Certificates outstanding on that date are as follows:

----------------------------------------------------------------------------------------------------------------
Chase Manhattan Credit Card Master Trust      Name & Address of Participant      Original Certificate   % Class
                                                                                 Principal Balance
----------------------------------------------------------------------------------------------------------------
Series 1996-3
----------------------------------------------------------------------------------------------------------------
Class A                                       Bank of New York (The)                                      5.99%
                                              925 Patterson Plank Rd.                     57,350,000
                                              Secaucus, NJ 07094
----------------------------------------------------------------------------------------------------------------
                                              Bankers Trust Company                                       7.11%
                                              c/o BT Services Tennesse Inc.               68,052,000
                                              648 Grassmere Park Drive
                                              Nashville, TN 37211
----------------------------------------------------------------------------------------------------------------
                                              Boston Safe Deposit and Trust                               5.13%
                                              Company                                     49,077,000
                                              c/o Mellon Bank N.A.
                                              Three Mellon Bank Center
                                              Room 153-3015
                                              Pittsburgh, PA 15259
----------------------------------------------------------------------------------------------------------------
                                              Chase Manhattan Bank                                       22.52%
                                              4 New York Plaza                           215,605,000
                                              13th Floor
                                              New York, NY 10004
----------------------------------------------------------------------------------------------------------------
                                              Citibank, N.A.                                              9.13%
                                              P.O. Box 30576                              87,360,000
                                              Tampa, FL 33630-3576
----------------------------------------------------------------------------------------------------------------
                                              Northern Trust Company (The)                                5.58%
                                              801 S. Canal C-IN                           53,460,000
                                              Chicago, IL 60607
----------------------------------------------------------------------------------------------------------------
                                              State Street Bank and Trust Co.                            13.88%
                                              1776 Heritage Dr.                          132,869,000
                                              Global Corp. Action Unit JAB 5
                                              NW
                                              No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------
Class B                                       Chase Manhattan Bank                                         100%
                                              4 New York Plaza                            42,780,000
                                              13th Floor
                                              New York, NY 10004
----------------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

         Omitted.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

                  (a) The following documents are filed as part of this Annual Report on Form 10-K.

         Exhibit Number       Description
         --------------       -----------
         28.1                 Annual  Servicer's Certificate pursuant to Section
                              3.05 of the Agreement.

         28.2                 Management Report on Internal Control.

         28.3 Annual Independent Accountants' Servicing Reports pursuant to Section 3.06 of the Agreement.

         28.4                 Consent of Independent Accountants.


                  (b)      Reports on Form 8-K.

         The following Current Reports on Form 8-K were filed by the registrant during 1999:

         (1) Current Report on Form 8-K, filed on January 20, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the January 15, 1999 distribution with respect to Series 1996-3.

         (2) Current Report on Form 8-K, filed on February 22, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the February 15, 1999 distribution with respect to Series 1996-3.

         (3) Current Report on Form 8-K, filed on June 24, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the March 15, 1999, April 15, 1999 and May 15, 1999 distribution with respect to Series 1996-3.

         (4) Current Report on Form 8-K, filed on June 30, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the June 15, 1999 distribution with respect to Series 1996-3.

         (5) Current Report on Form 8-K, filed on July 30, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the July 15, 1999 distribution with respect to Series 1996-3.

         (6) Current Report on Form 8-K, filed on August 27, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the August 15, 1999 distribution with respect to Series 1996-3.

         (7) Current Report on Form 8-K, filed on September 30, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the September 15, 1999 distribution with respect to Series 1996-3.

         (8) Current Report on Form 8-K, filed on October 29, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the October 15, 1999 distribution with respect to Series 1996-3.

         (9) Current Report on Form 8-K, filed on November 22, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the November 15, 1999 distribution with respect to Series 1996-3.

         (10) Current Report on Form 8-K, filed on December 23, 1999, reporting Items 5 and 7, providing the Monthly Certificateholders' Statement with respect to the December 15, 1999 distribution with respect to Series 1996-3.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 29, 2000


                                      Chase Manhattan Credit Card Master Trust

                                      by: Chase Manhattan Bank USA,
                                      National Association


                                      By:  /s/ Patricia Garvey
                                      -----------------------------------
                                      Name:    Patrick Garvey
                                      Title:   Vice President

                                INDEX TO EXHIBITS

Exhibit Number:         Description:
---------------         ------------
28.1                    Annual Servicer's Certificate pursuant to Section 3.05
                        of the Agreement

28.2                    Management Report on Internal Controls

28.3 Annual Independent Accountant's Servicing Report pursuant to Section 3.06 of the Agreement

28.4                    Consent of Independent Accountants