Form 10-K/A
period 1999-12-31
CHASE MANHATTAN BANK USA; CHASE MANHATTAN RV OWNER TRUST 1997-A
filed 2000-04-28
CIK 869090, 1042651

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-K/A
                                 Amendment No. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                        Commission file number 333-32263

                 Chase Manhattan RV Owner Trust 1997-A (issuer)

           Chase Manhattan Bank USA, National Association (depositor)
             (Exact Name of Registrant as Specified in Its Charter)

              USA                                             22-2382082
-------------------------------                         ----------------------
(State of Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                          Identification Number)

802 Delaware, Wilmington, Delaware                            19801
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (302) 575-5033

                 The Chase Manhattan Bank (Sponsor of the Trust)
             (Exact Name of Registrant as Specified in Its Charter)

               NY                                             13-4994650
-------------------------------                         ----------------------
(State of Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                          Identification Number)

     270 Park Avenue, New York, NY                            10017
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (212) 270-6000

================================================================================

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class               Name of Each Exchange of Which Registered
        None                                         N/A

Securities registered pursuant to Section 12(g) of the Act:

         None
   (Title of Each Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days: YES X NO
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                               ---

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

         None.

Introductory Note

         This Amendment No.1 on Form 10-K/A amends Item 14, Exhibit 23.1 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 29, 2000, on behalf of Chase Manhattan Marine Owner Trust 1997-A (the "Trust"), established pursuant to a Trust Agreement (the "Agreement") among The Chase Manhattan Bank and Chase Manhattan Bank USA, National Association (the "Bank"), as sellers, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended the ("Exchange Act"), in the Manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      Exhibit Number           Description
      --------------           -----------
      23.1                     Consent of Independent Accountants

      28.1                     Annual Servicer's Certificate pursuant to
                               Section 4.9 of the Sale and Servicing Agreement*

      28.2                     Annual Management's Assertion*

      28.3 Annual Independent Accountants' Servicing Reports pursuant to Section 4.10 of the Sale and Servicing Agreement*

      28.4                     Annual Issuer's Certificate of Compliance with
                               Indenture*

---------
* Previously filed on March 29, 2000.

                                    SIGNATURE



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Chase Manhattan Marine Owner Trust 1997-A

                                     By: The CIT Group/Financing, Inc.
                                     as Servicer


                                     By:  /s/ Frank Garcia
                                     ---------------------
                                     Name:    Frank Garcia
                                     Title:   Vice President


Dated: April 28, 2000

                                INDEX TO EXHIBITS

     Exhibit Number          Description
     --------------          -----------
     23.1                    Consent of Independent Accountants

     28.1                    Annual Servicer's Certificate pursuant to
                             Section 4.9 of the Sale and Servicing Agreement*

     28.2                    Annual Management's Assertion*

     28.3 Annual Independent Accountants' Servicing Reports pursuant to Section 4.10 of the Sale and Servicing Agreement*

     28.4                    Annual Issuer's Certificate of Compliance with
                             Indenture*


---------
* Previously filed on March 29, 2000.