Form 10-K/A
period 1999-12-31
CHASE MANHATTAN BANK USA; CHASE MANHATTAN BANK /NY/; CHASE MANHATTAN MARINE OWNER TRUST 1997-A
filed 2000-04-28
CIK 869090, 835271, 1042749

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

                        Commission file number 333-32737

                Chase Manhattan Marine Owner Trust 1997-A (issuer)

           Chase Manhattan Bank USA, National Association (depositor)
             (Exact Name of Registrant as Specified in Its Charter)

              USA                                         22-2382082
-------------------------------                     ----------------------
(State of Other Jurisdiction of                         (IRS Employer
Incorporation or Organization)                      Identification Number)

  802 Delaware, Wilmington, Delaware                       19801
---------------------------------------                  ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (302) 575-5033


                 The Chase Manhattan Bank (Sponsor of the Trust)
             (Exact Name of Registrant as Specified in Its Charter)

                NY                                            13-4994650
-------------------------------                        ----------------------
(State of Other Jurisdiction of                            (IRS Employer
Incorporation or Organization)                         Identification Number)

270 Park Avenue, New York, NY                                  10017
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:    (212) 270-6000

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

         None.

Introductory Note

         This Amendment No.1 on Form 10-K/A amends Item 14, Exhibit 23.1 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 29, 2000, on behalf of Chase Manhattan RV Owner Trust 1997-A (the "Trust"), established pursuant to a Trust Agreement (the "Agreement") among The Chase Manhattan Bank and Chase Manhattan Bank USA, National Association (the "Bank"), as sellers, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended the ("Exchange Act"), in the Manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts.

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


-----------------------------------
* Previously filed on March 29, 2000.

                             SIGNATURE



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Chase Manhattan RV Owner Trust 1997-A

                                       By: The CIT Group/Financing, Inc.
                                       as Servicer


                                       By:  /s/ Frank Garcia
                                       -----------------------------------
                                       Name:    Frank Garcia
                                       Title:   Vice President


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

----------------------------------------------
* Previously filed on March 29, 2000.