Form 10-K405
period 2000-12-31
CHASE MANHATTAN BANK USA; CHASE MANHATTAN AUTO OWNER TRUST 1996-C
filed 2001-03-30
CIK 869090, 1038059

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

For the Fiscal Year Ended: December 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

For the transition period from ______ to ______

                        Commission file number 333-07575

                Chase Manhattan Auto Owner Trust 1996-C (issuer)

           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)


USA                                                     22-2382028
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

200 White Clay Center Drive, Newark, DE                 17911
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:     (302) 575-5000

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

         None.


Introductory Note

         Chase Manhattan Auto Owner Trust 1996-C (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 2000, was $58,803,640.00.

         The Trust also holds a reserve account pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 2000, was $7,477,041.34.

         The aggregate balance of receivables that were 60 or more days past due, as of December 31, 2000, was $791,305.92, or 1.346% of the receivables by principal balance.

         The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 2000, was $1,150,394.66, or 0.96951% of the average aggregate outstanding principal balance of the receivables for that year.

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

Part II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). The registrant is also the issuer of one outstanding class of asset backed notes ("Notes"). To the knowledge of the registrant, the Certificates and the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2000, all of the Certificates and the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates and the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to those whose accounts such Certificates and Notes are credited, who may or may not be the beneficial owners of the Certificates and the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 2000, the number of holders of record for each outstanding class of securities issued by the Trust were as follows:

         Class                              No. of Holders
         ---------                          ------------------

         A4                                     21

         B1                                     5


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

         Omitted.

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2000, there were the following holders of record with more than 5% of each class of the Certificates and Notes:

-----------------------------------------------------------------------------------------------------------------------
Chase Manhattan Auto Owner Trust      Name & Address of Participant                 Original Certificate % of Class
                                                                                    Principal Balance
-----------------------------------------------------------------------------------------------------------------------
Series 1996-C
-----------------------------------------------------------------------------------------------------------------------
Class A-4                             Bear, Stearns Securities Corp                          $41,000,000        23.03%
                                      1 Metrotech Center, North4th Floor
                                      Brooklyn, NY  11201
-----------------------------------------------------------------------------------------------------------------------
                                      Boston Safe Deposit and Trust Company                   $9,140,000         5.13%
                                      C/O Mellon Bank N.A.
                                      Three Mellon Bank Center Room 153-3015
                                      Pittsburgh, PA   15259
-----------------------------------------------------------------------------------------------------------------------
                                      Chase Manhattan Bank                                   $86,090,000        48.37%
                                      4 New York Plaza, 13th Floor
                                      New York, NY  10004
-----------------------------------------------------------------------------------------------------------------------
                                      First Union National Bank                              $16,340,000         9.18%
                                      1525 West W.T. Harris Blvd.
                                      Charlotte, NC  28288
-----------------------------------------------------------------------------------------------------------------------
Class B-1                             Bankers Trust Company                                  $10,629,000        34.70%
                                      648 Grassmere Park Road
                                      Nashville, TN  37211
-----------------------------------------------------------------------------------------------------------------------
                                      Chase Manhattan Bank                                   $15,000,000        48.97%
                                      4 New York Plaza, 13th Floor
                                      New York, NY  10004
-----------------------------------------------------------------------------------------------------------------------
                                      Citibank, N.A.                                          $3,500,000        11.43%
                                      3800 CITICORP Center
                                      Tampa, FL  33610
-----------------------------------------------------------------------------------------------------------------------


Item 13.          Certain Relationships and Related Transactions

         None.

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports of
                  Form 8-K

                  (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

         Exhibit Number             Description
         -------------------        ----------------
         23.1                       Consent of Independent Accountants.

         99.1                       Annual Management Report on Internal Controls.

         99.2                       Annual Servicer's Certificate pursuant to Section
                                    4.10 of the Agreement.

         99.3                       Annual Independent Accountants Reports pursuant to
                                    Section 4.11 of the Agreement.

         99.4                       Annual Issuer's Certificate of Compliance with the Indenture.

                  (b)      Reports on Form 8-K.

         The following reports were filed on Form 8-K during the last quarter of 2000:

Date                       Items Reported            Financial Statements
------------               ---------------------     -----------------------------

10/25/2000                 5, 7                      Monthly report to certificateholders
                                                     dated 10/16/2000

11/29/2000                 5, 7                      Monthly report to certificateholders
                                                     dated 11/15/2000

12/27/2000                 5, 7                      Monthly report to certificateholders
                                                     dated 12/15/2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2001


                             Chase Manhattan Auto Owner Trust 1996-C

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

                                INDEX TO EXHIBITS

Exhibit Number:      Description:
----------------     ------------------------

23.1                 Consent of Independent Accountants.

99.1                 Annual Management Report on Internal Controls.

99.2 Annual Servicer's Certificate pursuant to Section 4.10 of the Agreement.

99.3                 Annual Independent Accountants Reports
                     pursuant to Section 4.11 of the Agreement.

99.4                 Annual Issuer's Certificate of Compliance with the Indenture.