Form 10-K405
period 2000-12-31
CHASE MANHATTAN BANK USA; CHASE MANHATTAN AUTO OWNER TRUST 1998-B
filed 2001-03-30
CIK 869090, 1057445

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

                        Commission file number 333-36939

                Chase Manhattan Auto Owner Trust 1998-B (Issuer)

           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)


USA                                                     22-2382028
(State or Other Jurisdiction of                         (IRS Employer
Incorporation or Organization)                          Identification Number)

200 White Clay Center Drive, Newark, DE                 17911
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of Each Exchange of Which Registered
         NONE                                             N/A

Securities registered pursuant to Section 12(g) of the Act:
               NONE
         (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days: YES [X]   NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         The registrant has no voting or non-voting common equity outstanding as of the date of this report.

         The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                      DOCUMENTS INCORPORATED BY REFERENCE.

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

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

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 2000, was $267,337,794.00.

         The Trust also holds a reserve account pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 2000, was $8,148,031.07.

         The aggregate balance of receivables that were 60 or more days past due, as of December 31, 2000, was $2,346,269.60, or 0.878% of the receivables by principal balance.

         The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 2000, was $2,328,197.61, or 0.60644% of the average aggregate outstanding principal balance of the receivables for that year.

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

Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholders
                  Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). The registrant is also the issuer of one outstanding class of notes (the "Notes"). To the knowledge of the registrant, the Certificates and the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2000, all of the Certificates and the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates and the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates and Notes are credited, who may or may not be the beneficial owners of the Certificates and the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 2000, the number of holders of record for each outstanding class of securities issued by the Trust were as follows:

         Class                      No. of Holders
       ---------                  ------------------
          A-4                             29
          B-3                             2

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

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2000, there were the following holders of record with more than 5% of each class of the Certificates and Notes:

-----------------------------------------------------------------------------------------------------------------
                                        Name & Address of Participant            Original Certificate    % Class
                                                                                  Principal Balance
-----------------------------------------------------------------------------------------------------------------
Class A-4                               Bank of New York (The)                         $65,670,000        23.22%
                                        925 Patterson Plank Road
                                        Secaucus, NJ  07094
-----------------------------------------------------------------------------------------------------------------
                                        Bankers Trust Company                          $98,036,000        34.67%
                                        C/O BT Services Tennessee Inc.
                                        648 Grassmere Park Drive
                                        Nashville, TN  37211
-----------------------------------------------------------------------------------------------------------------
                                        Chase Manhattan Bank                           $19,548,000         6.91%
                                        4 New York Plaza, 13th Floor
                                        New York, NY  10004
-----------------------------------------------------------------------------------------------------------------
                                        Deutsche Banc Alex. Brown Inc.                 $18,355,000         6.49%
                                        175 Water Street
                                        New York, NY  10038
-----------------------------------------------------------------------------------------------------------------
                                        State Street Bank & Trust Company              $27,935,000         8.99%
                                        1776 Heritage Drive
                                        Global Corporate Action Unit JAB 5NW
                                        No. Quincy, MA  02171
-----------------------------------------------------------------------------------------------------------------
 Class B-1                              Bank of New York (The)                         $17,604,000        53.99%
                                        925 Patterson Plank Road
                                        Secaucus, NJ  07094
-----------------------------------------------------------------------------------------------------------------
                                        Chase Manhattan Bank                           $15,000,000        46.01%
                                        4 New York Plaza, 13th Floor
                                        New York, NY  10004
-----------------------------------------------------------------------------------------------------------------


Item 13.          Certain Relationships and Related Transactions

         None.

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports of
                  Form 8-K

                  (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

    Exhibit Number     Description
    --------------     -----------
    23.1               Consent of Independent Accountants.

    99.1               Annual Management Report on Internal Controls.

    99.2               Annual  Servicer's Certificate pursuant to Section
                       4.10 of the Agreement.

    99.3               Annual Independent Accountants Reports pursuant to
                       Section 4.11 of the Agreement.

    99.4               Annual Issuer's Certificate of Compliance with the
                       Indenture.

                  (b) Reports on Form 8-K.

         The following reports were filed on Form 8-K during the last quarter of 2000:

Date            Items Reported            Financial Statements
----------      --------------            ------------------------------------
10/25/2000      5, 7                      Monthly report to certificateholders
                                          dated 10/16/2000

11/29/2000      5, 7                      Monthly report to certificateholders
                                          dated 11/15/2000

12/29/2000      5, 7                      Monthly report to certificateholders
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

                             By: /s/ Patricia Garvey

                             -----------------------
                             Name: Patricia Garvey
                             Title: Vice President

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

                                INDEX TO EXHIBITS

Exhibit Number:          Description:
---------------          ------------
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