Form 10-K405
period 2000-12-31
CHASE MANHATTAN BANK USA; CHASE MANHATTAN BANK /NY/; CHASE MANHATTAN MARINE OWNER TRUST 1997-A
filed 2001-03-30
CIK 869090, 835271, 1042749

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
      --------------------------------------------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---                                ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                                ACT OF 1934

For the transition period from _________ to __________

                        Commission file number 333-32737

               Chase Manhattan Marine Owner Trust 1997-A (issuer)

           Chase Manhattan Bank USA, National Association (depositor)
             (Exact Name of Registrant as Specified in Its Charter)

                   USA                                     22-2382028
      (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                 Identification Number)


200 White Clay Center Drive, Newark, Delaware                 17911
   (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:           (302) 575-5000

                 The Chase Manhattan Bank (Sponsor of the Trust)
             (Exact name of registrant as specified in its charter)

                 New York                                   13-4994650
     (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                  Identification Number)


        270 Park Avenue, New York, NY                          10017
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:           (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class          Name of Each Exchange of Which Registered
               NONE                                     N/A

Securities registered pursuant to Section 12G of the Act:

               NONE
         (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
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

      None.


Introductory Note

         Chase Manhattan Marine Owner Trust 1997-A (the "Trust") was formed pursuant to a Trust Agreement (as amended, the "Agreement") among The Chase Manhattan Bank and Chase Manhattan Bank USA, National Association (the "Bank"), as sellers, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.  Business

         Omitted.

Item 2.  Properties

         The Trust has acquired certain marine loan receivables from the Bank pursuant to a Sale and Servicing Agreement (the "Sale and Servicing Agreement"). The aggregate amount of losses on all liquidated receivables with respect to the assets of the Trust for the year ended December 31, 2000 was $1,570,320.50. As of December 31, 2000, the aggregate principal balance of receivables in the Trust was $81,862,653.28 and the aggregate principal balance of delinquent receivables in the Trust were as follows:

                        Delinquency                         Principal Balance
                        -----------                         -----------------
                        31-59 days                              $1,115,240.82
                        60-89 days                                $405,524.17
                        90-119 days                              $ 210,324.28
                        120+ days                                       $0.00


Item 3.  Legal Proceedings

         The registrant knows of no material pending proceedings with respect to the Trust, the Trustee or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fiscal year covered by this report.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters

             The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). The Trust also has four outstanding classes of debt securities (the "Notes") as set forth below. To the knowledge of the registrant, the Certificates and the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2000, the Certificates and the Notes were registered in the name of the registrants, and all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates and the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates and Notes are credited, who may or may not be the beneficial owners of the Certificates and the Notes. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and the following information is presented on that basis:

         Class                              No. of Holders
         -----                              --------------

         A4                                          4

         A5                                          4

         A6                                          1

         B                                           1

         C                                           1



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

         Omitted

Item 12.     Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2000, there were the following holders of record with more than 5% of each class of Certificates and Notes:

----------------------------------------------------------------------------------------------------------
Chase Manhattan Marine Owner Trust      Name & Address of Participant   Original Certificate  % of Class
                                                                        Principal Balance
----------------------------------------------------------------------------------------------------------
Class A4                                Bank of New York (The)
                                        925 Patterson Plank Road                   $8,320,000      22.31%
                                        Secaucus, NJ  07094
----------------------------------------------------------------------------------------------------------
                                        Bankers Trust Company
                                        648 Grassmere Park Drive                  $22,980,000      61.06%
                                        Nashville, TN  37211
----------------------------------------------------------------------------------------------------------
                                        SSB - Bank Portfolio
                                        1776 Heritage Drive                        $6,000,000      16.09%
                                        No. Quincy, MA  02171
----------------------------------------------------------------------------------------------------------
Class A5                                Bankers Trust Company
                                        648 Grassmere Park Drive                  $21,335,000      72.82%
                                        Nashville, TN  37211
----------------------------------------------------------------------------------------------------------
                                        Boston Safe Deposit and Trust
                                        Company                                    $5,000,000      17.06%
                                        c/o Mellon Bank N.A.
                                        Three Mellon Bank Center, Room
                                        153-3015
                                        Pittsburgh, PA 15259
----------------------------------------------------------------------------------------------------------
                                        State Street Bank and Trust
                                        Company                                    $1,700,000       5.80%
                                        1776 Heritage Drive
                                        No. Quincy, MA  02171
----------------------------------------------------------------------------------------------------------
Class A6                                Bankers Trust Company
                                        648 Grassmere Park Drive                  $23,700,000        100%
                                        Nashville, TN  37211
----------------------------------------------------------------------------------------------------------
Class B                                 Bank of New York (The)
                                        925 Patterson Plank Rd.                   $10,650,000        100%
                                        Secaucus, NJ 07094
----------------------------------------------------------------------------------------------------------
Class C                                 Chase Manhattan Bank
                                        4 NY Plaza, 13th Fl.                      $17,312,000        100%
                                        New York, NY  10004
----------------------------------------------------------------------------------------------------------


Item 13.     Certain Relationships and Related Transactions

         None.

Part IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports of Form 8-K

             (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

             Exhibit Number           Description
             --------------           -----------

             23.1                     Independent Accountant's Consent.

             99.1                     Annual  Servicer's Certificate pursuant to Section
                                      4.9(a) of the Sale and Servicing Agreement.

             99.2                     Annual Management's Assertion.

             99.3                     Annual Independent Accountants Report
                                      pursuant to Section 4.11 of the Sale and Servicing
                                      Agreement.

             99.4                     Annual Issuer's Certificate of Compliance with
                                      Indenture.

           b)     Reports on Form 8-K.

The following reports were filed on Form 8-K during the last quarter of 2000:

Date                       Items Reported            Financial Statements
----                       --------------            --------------------

10/25/2000                 5, 7                      Monthly report to certificateholders
                                                     dated 10/16/2000

11/29/2000                 5, 7                      Monthly report to certificateholders
                                                     dated 11/15/2000

12/29/2000                 5, 7                      Monthly report to certificateholders
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


                                       By: /s/ Gilmar Rodrigues
                                       -------------------------
                                       Name:  Gilmar Rodrigues
                                       Title: Vice President

Date:  March 30, 2001

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

                                INDEX TO EXHIBITS

Exhibit Number:                     Description:
---------------                     ------------

23.1                                Independent Accountant's Consent.

99.1                                Annual Servicer's Certificate pursuant to Section 4.9
                                    of the Sale and Servicing Agreement.

99.2                                Annual Management's Assertion.

99.3                                Annual Independent Accountants Report
                                    pursuant to Section 4.10 of the Sale and Servicing
                                    Agreement.

99.4                                Annual Issuer's Certificate of Compliance with
                                    Indenture.