Form 10-K405
period 2000-12-31
CHASE MANHATTAN BANK USA; CHASE MANHATTAN AUTO OWNER TRUST 1998-C
filed 2001-03-30
CIK 869090, 1062357

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2000

                             OR

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 2000, was $308,230,421.00.

         The Trust also holds a reserve account pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 2000, was $9,246,912.63.

         The aggregate balance of receivables that were 60 or more days past due, as of December 31, 2000, was $2,674,404.52, or 0.868% of the receivables by principal balance.

         The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 2000, was $2,622,328.75, or 0.60792% of the average aggregate outstanding principal balance of the receivables for that year.

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

         The records provided to the Trust by DTC indicate that as of December 31, 2000, the number of holders of record for each outstanding class of securities issued by the Trust were as follows:

                  Class                              No. of Holders
                  ---------                          --------------
                  A-3                                     23
                  A-4                                     20
                  B-1                                     2

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

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2000, there were the following holders of record with more than 5% of each class of the Certificates and Notes:

------------------------------------------------------------------------------------------------------------------
                                          Name & Address of Participant       Original Certificate   % Class
                                                                              Principal Balance
------------------------------------------------------------------------------------------------------------------
Class A-3                                 Bankers Trust Company                          $18,150,000        5.58%
                                          648 Grassmere Park Drive
                                          Nashville, TN  37211
------------------------------------------------------------------------------------------------------------------
                                          Boston Safe Deposit & Trust Company            $29,700,000        9.14%
                                          C/O Mellon Bank N.A.
                                          Three Mellon Bank Center
                                          Room 153-3015
                                          Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------------
                                          Chase Manhattan Bank                          $114,660,000       35.28%
                                          4 New York Plaza, 13th Floor
                                          New York, NY  10004
------------------------------------------------------------------------------------------------------------------
                                          Northern Trust Company (The)                   $57,920,000       17.82%
                                          801 S. Canal C-IN
                                          Chicago, IL  60607
------------------------------------------------------------------------------------------------------------------
                                          State Street Bank & Trust Company              $44,175,000       13.59%
                                          1776 Heritage Drive
                                          Global Corporate Action Unit JAB
                                          5NW
                                          No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------------
Class A-4                                 Bankers Trust Company                          $49,342,000       17.38%
                                          C/O BT Services Tennessee Inc.
                                          648 Grassmere Park Drive
                                          Nashville, TN  37211
------------------------------------------------------------------------------------------------------------------
                                          Boston Safe Deposit & Trust Company            $44,527,000       15.68%
                                          C/O Mellon Bank N.A.
                                          Three Mellon Bank Center
                                          Room 153-3015
                                          Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------------
                                          Chase Manhattan Bank                           $16,125,000        5.68%
                                          4 New York Plaza, 13th Floor
                                          New York, NY  10004
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                          Citibank, N.A.                                 $19,450,000        6.85%
                                          P.O. Box 30576
                                          Tampa, FL  33630-3576
------------------------------------------------------------------------------------------------------------------
                                          State Street Bank & Trust Company             $106,680,000       38.28%
                                          1776 Heritage Drive
                                          Global Corporate Action Unit JAB
                                          5NW
                                          No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------------
Class B-1                                 Bank of New York (The)                         $20,000,000       60.81%
                                          925 Patterson Plank Road
                                          Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------------
                                          Chase Manhattan Bank                           $12,889,000       39.19%
                                          4 New York Plaza, 13th Floor
                                          New York, NY  10004
------------------------------------------------------------------------------------------------------------------


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

                                INDEX TO EXHIBITS

Exhibit Number:          Description:
---------------          ------------------------
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