Form 10-K405
period 2000-12-31
CHASE MANHATTAN BANK USA; CHASE MANHATTAN RV OWNER TRUST 1997-A
filed 2001-03-30
CIK 869090, 1042651

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

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----             SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ___________

                        Commission file number 333-32263

                 Chase Manhattan RV Owner Trust 1997-A (issuer)

         The Chase Manhattan Bank USA, National Association (depositor)
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

         Title of Each Class
                NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant to file such reports), and (2) has been subject to such filing requirements for the last 90 days: YES X NO
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

         None.


Introductory Note

         Chase Manhattan RV Owner Trust 1997-A (the "Trust") was formed pursuant to a Trust Agreement (as amended, the "Agreement") among The Chase Manhattan Bank and Chase Manhattan Bank USA, National Association (the "Bank"), as sellers, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust has acquired certain RV loan receivables from the Bank pursuant to a Sale and Servicing Agreement (the "Sale and Servicing Agreement"). The aggregate amount of Losses on all liquidated receivables with respect to the assets of the Trust for the year ended December 31, 2000 was $7,110,557.64. As of December 31, 2000, the aggregate Pool Balance of Receivables in the Trust was $300,195,280.81, and the aggregate principal balances of delinquent Receivables in the Trust were as follows:

                  Delinquency               Principal Balance
                  -----------               -----------------
                  31 - 59 days              $2,774,526.00
                  60 - 89 days              $1,077,341.63
                  90 - 119 days             $  935,082.97
                  120 + days                $2,153,518.60

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

Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholders
                  Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by its Class B certificates of beneficial interest (the "Certificates"). The Trust also has four outstanding classes of debt securities (the "Notes"), as set forth below. To the knowledge of the registrant, the Certificates and the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2000, all of the Certificates and the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates and the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates and Notes are credited, who may or may not be the beneficial owners of the Certificates and the Notes. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and on that basis:

         Class                      No. of Holders
         -----                      --------------
         A7                                 12

         A8                                 8

         A9                                 9

         A10                                15

         B                                  3

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

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2000, there were the following holders of record with more than 5% of each class of Certificates and Notes:

------------------------------------------------------------------------------------------------------------
Chase Manhattan RV  Owner Trust   Name & Address of Participant       Original Certificate    % of Class
                                                                      Principal Balance
------------------------------------------------------------------------------------------------------------
Series 1997-A
------------------------------------------------------------------------------------------------------------
Class A7                          Bank of America, National Assoc.
                                  1401 Elm St., 16th Fl.                           $3,000,000         5.26%
                                  Dallas, TX  75202
------------------------------------------------------------------------------------------------------------
                                  Bank One Trust Co. N.A.
                                  1900 Polaris Parway - 4th Floor                  $7,000,000        12.28%
                                  Columbus, OH  43240
------------------------------------------------------------------------------------------------------------
                                  Chase Manhattan Bank
                                  4 New York Plaza                                 $9,000,000        15.79%
                                  13th Floor
                                  New York, NY 10004
------------------------------------------------------------------------------------------------------------
                                  Investors Bank & Trust Company
                                  200 Claredon Street                             $13,000,000        22.81%
                                  15th Fl Hancock Tower
                                  Boston, MA 02116
------------------------------------------------------------------------------------------------------------
                                  SSB-Bank Portfolio
                                  1776 Heritage Dr.                               $20,000,000        35.09%
                                  No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Class A8                          Bankers Trust Company
                                  648 Grassmere Park Drive                        $17,210,000        20.25%
                                  Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                                  Citibank, N.A.
                                  3800 Citicorp Center Tampa                      $30,000,000        35.29%
                                  Tampa, FL  33630-9122
------------------------------------------------------------------------------------------------------------
                                  Northern Trust Company (The)
                                  801 S. Canal C-IN                                $5,000,000         5.88%
                                  Chicago, IL 60607
------------------------------------------------------------------------------------------------------------
                                  SSB-Bank Portfolio
                                  1776 Heritage Dr.                               $16,360,000        19.25%
                                  No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
                                  U.S. Bank National Association
                                  MPFP 1603 Proxy Unit                             $5,500,000        17.65%
                                  601 Second Avenue South
                                  Minneapolis, MN 55402
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Class A9                          Bankers Trust Company
                                  648 Grassmere Park Drive                        $15,700,000        25.74%
                                  Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                                  Boston Safe Deposit and Trust
                                  Company                                         $12,400,000        20.33%
                                  c/o Mellon Bank N.A.
                                  Three Mellon Bank Center
                                  Room 153-3015
                                  Pittsburgh, PA 15259
------------------------------------------------------------------------------------------------------------
                                  Citibank, N.A.                                   $5,000,000         8.20%
                                  3800 Citicorp Center Tampa
                                  Tampa, FL  33630-9122
------------------------------------------------------------------------------------------------------------
                                  Northern Trust Company (The)
                                  801 S. Canal C-IN                                $3,160,000         5.18%
                                  Chicago, IL 60607
------------------------------------------------------------------------------------------------------------
                                  State Street Bank and Trust Co.
                                  1776 Heritage Dr.                               $10,000,000        16.39%
                                  Global Corp. Action Unit JAB 5 NW
                                  No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------
                                  SSB - Bank Portfolio
                                  1776 Heritage Dr.                               $11,550,000        18.93%
                                  No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------
Class A10                         Bank of New York (The)
                                  925 Patterson Plank Rd.                          $7,000,000        10.77%
                                  Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                                  Bank One Trust Co. N.A.
                                  1900 Polaris Parway - 4th Floor                  $8,700,000        13.38%
                                  Columbus, OH  43240
------------------------------------------------------------------------------------------------------------
                                  Chase Manhattan Bank
                                  4 New York Plaza                                 $9,750,000        15.00%
                                  13th Floor
                                  New York, NY 10004
------------------------------------------------------------------------------------------------------------
                                  Credit Suisse First Boston
                                  Corporation                                      $5,450,000         8.38%
                                  c/o ADP Proxy Services
------------------------------------------------------------------------------------------------------------
                                  Goldman, Sachs & Co.
                                  180 Maiden Lane                                 $13,625,000        20.96%
                                  New York, NY 10038
------------------------------------------------------------------------------------------------------------
                                  Harris Trust & Savings Bank
                                  Proxy Operations                                 $3,700,000         5.69%
                                  111 West Monroe Street
                                  Chicago, IL 60603
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                  State Street Bank and Trust Co.
                                  1776 Heritage Dr.                                $6,000,000         9.23%
                                  Global Corp. Action Unit JAB 5 NW
                                  No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------
                                  Union Bank of California, N.A.
                                  P.O. Box 109                                     $3,600,000         5.54%
                                  San Diego, CA 92112-4103
------------------------------------------------------------------------------------------------------------
Class B                           Chase Manhattan Bank
                                  4 New York Plaza                                $23,100,000        51.45%
                                  13th Floor
                                  New York, NY 10004
------------------------------------------------------------------------------------------------------------
                                  Citibank, N.A.
                                  P.O. Box 30576                                  $10,000,000        22.27%
                                  Tampa, FL  33630-3576
------------------------------------------------------------------------------------------------------------
                                  State Street Bank and Trust Co.
                                  1776 Heritage Dr.                               $11,795,000        26.27%
                                  Global Corp. Action Unit JAB 5 NW
                                  No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------


Item 13.          Certain Relationships and Related Transactions

         None.

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports of
                  Form 8-K

                  (a) Exhibits. The following documents are filed as part of this Annual on Form 10-K.

         Exhibit Number             Description
         --------------             -----------
         23.1                       Independent Accountant's Consent.

         99.1                       Annual  Servicer's Certificate pursuant to Section
                                    4.9 of the Sale and Servicing Agreement.

         99.2                       Annual Management's Assertion.

         99.3                       Annual Independent Accountant's Report pursuant to
                                    Section 4.11 of the Sale and Servicing Agreement.

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

Dated:  March 30, 2001


                                         Chase Manhattan RV Owner Trust 1997-A

                                         by: The CIT Group/Financing Inc.,
                                         as Servicer

                                         By: /s/ Gilmar Rodrigues
                                         -----------------------------------
                                         Name: Gilmar Rodrigues
                                         Title: Vice President

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

                                INDEX TO EXHIBITS

Exhibit Number:            Description:
---------------            ------------

23.1                       Independent Accountant's Consent.

99.1 Annual Servicer's Certificate pursuant to Section 4.9 of the Sale and Servicing Agreement.

99.2                       Annual Management's Assertion.

99.3                       Annual Independent Accountant's Report
                           pursuant to Section 4.10 of the Sale and Servicing Agreement.

99.4                       Annual Issuer's Certificate of Compliance with
                           Indenture.