Form 10-K405
period 2000-12-31
CHASE MANHATTAN BANK USA; CHASE MANHATTAN AUTO OWNER TRUST 1997-A
filed 2001-03-30
CIK 869090, 1038060

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

    X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
---------         OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2000

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                        Commission file number 333-07575

                Chase Manhattan Auto Owner Trust 1997-A (issuer)

           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)

USA                                                     22-238208
(State or Other Jurisdiction of                         (IRS Employer
Incorporation or Organization)                          Identification Number)

200 White Clay Center Drive, Newark, DE                 17911
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (302) 575-5000

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

     None.

                               Introductory Note

     Chase Manhattan Auto Owner Trust 1997-A (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.           Business

     Omitted.

Item 2.           Properties

     The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 2000, was $90,450,321.00.

     The Trust also holds a reserve account pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 2000, was $8,699,784.29.

     The aggregate balance of receivables that were 60 or more days past due, as of December 31, 2000, was $1,081,439.14, or 1.196% of the receivables by principal balance.

     The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 2000, was $1,464,319.96, or 0.86214% of the average aggregate outstanding principal balance of the receivables for that year.

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

     The records provided to the Trust by DTC indicate that as of December 31, 2000, the number of holders of record for each outstanding class of securities issued by the Trust were as follows:

         Class                              No. of Holders
       ---------                            --------------
         A5                                      24
         B1                                       2

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

     Omitted.

Item 11.          Executive Compensation

     Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

     The records of DTC indicate that as of December 31, 2000, there were the following holders of record with more than 5% of each class of the Certificates and the Notes:


---------------------------------------------------------------------------------------------------------------------
                                       Name & Address of Participant             Original Certificate    % of Class
                                                                                 Principal Balance
---------------------------------------------------------------------------------------------------------------------
Class A-5                              Bank of New York (The)                             $13,530,000       15.82%
                                       925 Patterson Plank Rd.
                                       Secacus, NJ  07094
---------------------------------------------------------------------------------------------------------------------
                                       The Bank of New York/CDC-FP                         $7,299,000        8.54%
                                       One Wall Street
                                       New York, NY  10286
---------------------------------------------------------------------------------------------------------------------
                                       Boston Safe Deposit and Trust Company               $9,230,000       10.80%
                                       C/O Mellon Bank N.A.
                                       Three Mellon Bank Center Room 153-3015
                                       Pittsburgh, PA   15259
---------------------------------------------------------------------------------------------------------------------
                                       Chase Manhattan Bank                               $28,364,000       33.17%
                                       4 New York Plaza13th Floor
                                       New York, NY  10004
---------------------------------------------------------------------------------------------------------------------
                                       HSBC Bank USA/Treasury Investment                  $13,401,000       15.67%
                                       140 Broadway - Level A
                                       New York, NY  10015
---------------------------------------------------------------------------------------------------------------------
Class B-1                              Chase Manhattan Bank                                $17,577,000       50.00%
                                       4 New York Plaza13th Floor
                                       New York, NY  10004
---------------------------------------------------------------------------------------------------------------------
                                       FUNB - Phila. Main                                 $17,576,000       50.00%
                                       123 South Broad Street
                                       Philadelphia, PA  19109
---------------------------------------------------------------------------------------------------------------------


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

         99.1               Annual Management Report on Internal Controls.

         99.2               Annual  Servicer's Certificate pursuant to Section
                            4.10 of the Agreement.

         99.3               Annual Independent Accountants Reports pursuant to
                            Section 4.11 of the Agreement.

         99.4               Annual Issuer's Certificate of Compliance with the
                            Indenture.

                  (b)      Reports on Form 8-K.

     The following reports were filed on Form 8-K during the last quarter of 2000:

Date             Items Reported     Financial Statements
------------     --------------     --------------------------------------

10/25/2000       5, 7               Monthly report to certificateholders
                                    dated 10/16/2000

11/29/2000       5, 7               Monthly report to certificateholders
                                    dated 11/15/2000

12/29/2000       5, 7               Monthly report to certificateholders
                                    dated 12/15/2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2001


                             Chase Manhattan Auto Owner Trust 1997-A

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