Form 10-K405
period 2000-12-31
CHASE MANHATTAN BANK USA; CHASE MANHATTAN AUTO OWNER TRUST 2000-A
filed 2001-03-30
CIK 869090, 1129015

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

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                        Commission file number 333-36939

                Chase Manhattan Auto Owner Trust 2000-A (Issuer)

           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)

USA                                                           22-2382028
(State or Other Jurisdiction of                               (IRS Employer Identification Number)
Incorporation or Organization)

200 White Clay Center Drive, Newark, DE                       17911
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (302) 575-5000

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

         None.


Introductory Note

         Chase Manhattan Auto Owner Trust 2000-A (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 2000, was $1,236,170,741.00.

         The Trust also holds a reserve account pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 2000, was $15,089,949.53.

         The aggregate balance of receivables that were 60 or more days past due, as of December 31, 2000, was $368,568.40, or 0.030% of the receivables by principal balance.

         The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 2000, was $614.41, or 0.00005% of the average aggregate outstanding principal balance of the receivables for that year.

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

Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholders
                  Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). The registrant is also the issuer of four outstanding classes of notes (the "Notes"). To the knowledge of the registrant, the Certificates and the Notes are traded in the over-the-counter market to a limited extent.

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

         The records provided to the Trust by DTC indicate that as of December 31, 2000, the number of holders of record for each outstanding class of securities issued by the Trust were as follows:

         Class                                       No. of Holders
         -----                                       --------------
         A-1                                          6
         A-2                                         14
         A-3                                         22
         A-4                                         33
         B                                           14

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

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2000, there were the following holders of record with more than 5% of each class of the Certificates and Notes:

------------------------------------------------------------------------------------------------------------------
                                          Name & Address of Participant         Original Certificate      % Class
                                                                                Principal Balance
------------------------------------------------------------------------------------------------------------------
Class A-1                                 Bank of New York (The)                         $45,000,000       17.37%
                                          925 Patterson Plank Road
                                          Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------------
                                          Boston Safe Deposit & Trust Company            $65,000,000       25.10%
                                          C/O Mellon Bank N.A.
                                          Three Mellon Bank Center
                                          Room 153-3015
                                          Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------------
                                          Chase Manhattan Bank                           $33,000,000       12.74%
                                          4 New York Plaza, 13th Floor
                                          New York, NY  10004
------------------------------------------------------------------------------------------------------------------
                                          Fleet National Bank                            $18,000,000        6.95%
                                          Fleet Services Corp.
                                          2nd Floor NYROT02B
                                          Rochester, NY  14638
------------------------------------------------------------------------------------------------------------------
                                          State Street Bank & Trust Company              $25,000,000        9.65%
                                          1776 Heritage Drive
                                          Global Corporate Action Unit JAB 5NW
                                          No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------------
                                          Suntrust Bank                                  $73,000,000       28.19%
                                          303 Peachtree Street, 14th Floor
                                          Atlanta, GA  30308
------------------------------------------------------------------------------------------------------------------
Class A-2                                 Bank of New York (The)                         $50,750,000       17.38%
                                          925 Patterson Plank Road
                                          Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------------
                                          Chase Manhattan Bank                           $47,200,000       16.16%
                                          4 New York Plaza, 13th Floor
                                          New York, NY  10004
------------------------------------------------------------------------------------------------------------------
                                          CITIBANK, N.A.                                 $62,350,000       21.35%
                                          3800 CITICORP Center Tampa
                                          Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------
                                          Investors Bank & Trust Company                 $30,000,000       10.27%
                                          200 Clarendon Street
                                          Boston, MA  02116
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                          Wells Fargo Bank Minnesota, N.A.               $61,000,000       20.89%
                                          733 Marquett Avenue
                                          Minneapolis, MN  55479
------------------------------------------------------------------------------------------------------------------
Class A-3                                 Bank of New York (The)                         $26,375,000        6.64%
                                          925 Patterson Plank Road
                                          Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------------
                                          Boston Safe Deposit & Trust Company            $23,125,000        5.82%
                                          C/O Mellon Bank N.A.
                                          Three Mellon Bank Center
                                          Room 153-3015
                                          Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------------
                                          Chase Manhattan Bank                           $22,655,000        5.71%
                                          4 New York Plaza, 13th Floor
                                          New York, NY  10004
------------------------------------------------------------------------------------------------------------------
                                          Fleet National Bank                            $41,615,000       10.48%
                                          Fleet Services Corp.
                                          2nd Floor NYROT02B
                                          Rochester, NY  14638
------------------------------------------------------------------------------------------------------------------
                                          Merrill Lynch, Pierce Fenner & Smith         $112,5000,000       28.34%
                                          Safekeeping
                                          4 Corporate Place
                                          Pisctaway, NJ  08855
------------------------------------------------------------------------------------------------------------------
                                          Northern Trust Company (The)                   $26,450,000        6.66%
                                          801 S. Canal C-IN
                                          Chicago, IL  60607
------------------------------------------------------------------------------------------------------------------
                                          State Street Bank & Trust Company              $53,025,000       13.36%
                                          1776 Heritage Drive
                                          Global Corporate Action Unit JAB 5NW
                                          No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------------
                                          Wells Fargo Bank Minnesota, N.A.               $31,150,000        7.85%
                                          733 Marquett Avenue
                                          Minneapolis, MN  55479
------------------------------------------------------------------------------------------------------------------
Class A-4                                 Bank of New York (The)                         $46,450,000       15.80%
                                          925 Patterson Plank Road
                                          Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------------
                                          Boston Safe Deposit & Trust Company            $21,145,000        7.19%
                                          C/O Mellon Bank N.A.
                                          Three Mellon Bank Center
                                          Room 153-3015
                                          Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------------
                                          Chase Manhattan Bank                           $16,435,000        5.59%
                                          4 New York Plaza, 13th Floor
                                          New York, NY  10004
------------------------------------------------------------------------------------------------------------------
                                          Citibank, N.A.                                 $27,005,000        9.19%
                                          P.O. Box 30576
                                          Tampa, FL  33630-3576
------------------------------------------------------------------------------------------------------------------
                                          National City Bank                             $15,995,000        5.44%
                                          4100 West 150th Street
                                          Cleveland, OH  44135
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                          Northern Trust Company (The)                   $14,975,000        5.09%
                                          801 South Canal C-IN
                                          Chicago, IL  60607
------------------------------------------------------------------------------------------------------------------
                                          State Street Bank & Trust Company              $71,060,000       24.17%
                                          1776 Heritage Drive
                                          Global Corporate Action Unit JAB 5NW
                                          No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------------
                                          Union Bank Of California, N.A.                 $18,320,000        6.23%
                                          P.O. Box 109
                                          San Diego, CA  92112
------------------------------------------------------------------------------------------------------------------
Class B                                   Bank of New York (The)                          $6,855,000       17.82%
                                          925 Patterson Plank Road
                                          Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------------
                                          Bankers Trust Company                           $4,655,000       12.10%
                                          648 Grassmere Park Drive
                                          Nashville, TN  37211
------------------------------------------------------------------------------------------------------------------
                                          Boston Safe Deposit & Trust Company             $3,901,538       10.14%
                                          C/O Mellon Bank N.A.
                                          Three Mellon Bank Center
                                          Room 153-3015
                                          Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------------
                                          Chase Manhattan Bank                           $10,480,000       27.24%
                                          4 New York Plaza, 13th Floor
                                          New York, NY  10004
------------------------------------------------------------------------------------------------------------------
                                          Citibank, N.A.                                  $7,000,000       18.20%
                                          P.O. Box 30576
                                          Tampa, FL  33630-3576
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

         99.1                       Annual Management Report on Internal Controls.

         99.2                       Annual Servicer's Certificate pursuant to Section
                                    4.10 of the Agreement.

         99.3                       Annual Independent Accountants Reports pursuant to
                                    Section 4.11 of the Agreement.

         99.4                       Annual Issuer's Certificate of Compliance with the Indenture.

                  (b)      Reports on Form 8-K.

                  The following reports were filed on Form 8-K during the last quarter of 2000:

Date                       Items Reported            Financial Statements
----                       --------------            --------------------

11/29/2000                 5, 7                      Monthly report to certificateholders
                                                     dated 11/08/2000

12/07/2000                 5, 7                      Monthly report to certificateholders
                                                     dated 12/07/2000

12/21/2000                 5, 7                      Monthly report to certificateholders
                                                     dated 12/07/2000

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2001


                             Chase Manhattan Auto Owner Trust 2000-A

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