Form 10-K405
period 2000-12-31
CHASE MANHATTAN BANK USA; CHASE MANHATTAN AUTO OWNER TRUST 1997-B
filed 2001-03-30
CIK 869090, 1042751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
-----             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2000

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
------            OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                        Commission file number 333-07575

                Chase Manhattan Auto Owner Trust 1997-B (issuer)


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

         None.


Introductory Note

         Chase Manhattan Auto Owner Trust 1997-B (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 2000, was $103,600,462.00.

         The Trust also holds a reserve account pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 2000, was $7,014,725.43.

         The aggregate balance of receivables that were 60 or more days past due, as of December 31, 2000, was $1,354,345.09, or 1.307% of the receivables by principal balance.

         The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 2000, was $1,768,701.73, or 0.99747% of the average aggregate outstanding principal balance of the receivables for that year.

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

         The records provided to the Trust by DTC indicate that as of December 31, 2000, the number of holders of record for each outstanding class of securities issued by the Trust were as follows:

         Class                                       No. of Holders
         -----                                       --------------
         A-4                                         17
         A-5                                         13
         B-1                                         8

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

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2000, there were the following holders of record with more than 5% of each class of the Certificates and Notes:

------------------------------------------------------------------------------------------------------------
                                 Name & Address of Participant        Original Certificate      % of Class
                                                                      Principal Balance
------------------------------------------------------------------------------------------------------------
Class A-4                        Bank of New York (The)                        $10,850,000            8.16%
                                 925 Patterson Plank Rd.
                                 Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                                 Bankers Trust Company                          $7,000,000            5.26%
                                 648 Grassmere Park Drive
                                 Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                                 Bear, Stearns Securities Corp.                $50,000,000           37.59%
                                 One Metrotech Center, North
                                 4th Fl., Brooklyn, NY  11201
------------------------------------------------------------------------------------------------------------
                                 Boston Safe Deposit and Trust                 $28,830,000           21.68%
                                 Company
                                 C/O Mellon Bank N.A.
                                 Three Mellon Bank Center
                                 Room 153-3015
                                 Pittsburgh, PA   15259
------------------------------------------------------------------------------------------------------------
                                 Chase Manhattan Bank                          $18,590,000           13.98%
                                 4 New York Plaza
                                 13th Floor
                                 New York, NY  10004
------------------------------------------------------------------------------------------------------------
Class A-5                        Bankers Trust Company                         $32,125,000           45.89%
                                 648 Grassmere Park Drive
                                 Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                                 Chase Manhattan Bank                          $16,365,000           23.38%
                                 4 New York Plaza
                                 13th Floor
                                 New York, NY  10004
------------------------------------------------------------------------------------------------------------
                                 National City Bank                            $10,075,000           14.39%
                                 4100 West 150th Street
                                 Cleveland, OH  44135
------------------------------------------------------------------------------------------------------------
                                 Northern Trust Company (The)                   $7,250,000           10.36%
                                 801 S. Canal C-IN
                                 Chicago, IL  60607
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Class B-1                        Chase Manhattan Bank                          $17,148,000           58.83%
                                 4 New York Plaza
                                 13th Floor
                                 New York, NY  10004
------------------------------------------------------------------------------------------------------------
                                 FUNB - Phila. Main                             $2,000,000            6.86%
                                 123 South Broad Street
                                 Philadelphia, PA  19109
------------------------------------------------------------------------------------------------------------
                                 Investors Bank & Trust Company                 $5,600,000           19.21%
                                 200 Clarendon Street
                                 15th Fl Hancock Tower
                                 Boston, MA  02116
------------------------------------------------------------------------------------------------------------
                                 State Street Bank and Trust                    $2,000,000            6.86%
                                 Company
                                 1776 Heritage Dr.
                                 Global Corporate Action Unit
                                 JAB 5NW
                                 No. Quincy, MA  02171
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


                              Chase Manhattan Auto Owner Trust 1997-B

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