Form 10-K405
period 2000-12-31
CHASE MANHATTAN BANK USA; CHASE MANHATTAN AUTO OWNER TRUST 1998-A
filed 2001-03-30
CIK 869090, 1055349

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

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----             OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 2000, was $213,145,243.00.

         The Trust also holds a reserve account pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 2000, was $7,594,651.24.

         The aggregate balance of receivables that were 60 or more days past due, as of December 31, 2000, was $1,880,813.71, or 0.882% of the receivables by principal balance.

         The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 2000, was $2,429,818.87, or 0.76970% of the average aggregate outstanding principal balance of the receivables for that year.

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

Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholders
                  Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). The registrant is also the issuer of one outstanding class of asset backed notes ("Notes"). To the knowledge of the registrant , the Certificates and the Notes are traded in the over-the-counter market to a limited extent.

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

         The records provided to the Trust by DTC indicate that as of December 31, 2000, the number of holders of record for each outstanding class of securities issued by the Trust were as follows:

         Class                              No. of Holders
         -----                              --------------
         A-4                                      26
         B-1                                      2

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

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2000, there were the following holders of record with more than 5% of each class of Certificates and Notes:

---------------------------------------------------------------------------------------------------------------
                               Name & Address of Participant           Original Certificate       % of Class
                                                                        Principal Balance
---------------------------------------------------------------------------------------------------------------
Class A-4                      Bank of New York (The)                          $37,370,000              15.19%
                               925 Patterson Plank Rd.
                               Seacus, NJ  07094
---------------------------------------------------------------------------------------------------------------
                               Bankers Trust Company                           $78,435,000              31.88%
                               648 Grassmere Park Drive
                               Nashville, TN  37211
---------------------------------------------------------------------------------------------------------------
                               Chase Manhattan Bank                            $36,500,000              14.84%
                               4 New York Plaza
                               13th Floor
                               New York, NY  10004
---------------------------------------------------------------------------------------------------------------
                               State Street Bank and Trust                      $25,855,00              10.51%
                               Company
                               1776 Heritage Dr.
                               Global Corporate Action Unit
                               JAB 5NW
                               No. Quincy, MA  02171
---------------------------------------------------------------------------------------------------------------
Class B-1                       Bank of New York (The)                         $23,000,000              75.11%
                               925 Patterson Plank Road
                               Secaucus, NJ  07094
---------------------------------------------------------------------------------------------------------------
                               Chase Manhattan Bank                             $7,620,000              24.89%
                               4 New York Plaza, 13th floor
                               New York, NY  10004
---------------------------------------------------------------------------------------------------------------


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