Form 10-K
period 2008-12-31
CHASE BANK USA, NATIONAL ASSOCIATION; FIRST USA CREDIT CARD MASTER TRUST
filed 2009-03-30
CIK 869090, 890493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 033-506000-01

Central Index Key Number of registrant: 0000869090

CHASE BANK USA, NATIONAL ASSOCIATION

(Depositor into the Issuing Entity described herein)

Central Index Key Number of issuing entity: 0000890493

FIRST USA CREDIT CARD MASTER TRUST

(Issuing Entity of the Asset Backed Certificates)

(Exact name of registrant as specified in its charter)

United States of America	22-2382028
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Chase Bank USA, National Association White Clay Center Building 200 Route 273 Newark, Delaware	19711
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 575-5000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter.

The registrant had no voting or non-voting common equity outstanding as of the last day of the registrant’s most recently completed second fiscal quarter or the date of this report.

DOCUMENTS INCORPORATED BY REFERENCE

None

Introductory Note

Chase Bank USA, National Association (the “Bank”) is the transferor and servicer (in such capacities, the “Transferor” and the “Servicer”) under the Third Amended and Restated Pooling and Servicing Agreement (the “Agreement”), dated as of December 19, 2007, and was the servicer under the 1998-6 Series Supplement until August 18, 2008.

The Agreement is by and between the Bank, as Transferor and Servicer, and BNY Mellon Trust of Delaware, as trustee (the “Trustee”), providing for the issuance of First USA Credit Card Master Trust Asset Backed Certificates (the “Certificates”). The Bank is the originator and sole beneficiary of the First USA Credit Card Master Trust (the “Trust” or the “Registrant”). As of December 31, 2008, no Certificates remain outstanding.

The Trust has issued an Investor Certificate pursuant to the Agreement and the Series 2002-CC Supplement dated as of May 1, 2002. As of December 31, 2008, this Investor Certificate is the only interest issued by the Trust that remains outstanding. The Trust will continue to file reports on Form 10-K while this Investor Certificate remains outstanding.

The Trust made the final payment with respect to Series 1998-6 Asset Backed Certificates on August 18, 2008. Therefore, information with respect to the Series 1998-6 Asset Backed Certificates is not included in this report.

Lomas Bank USA, the predecessor of the Bank, applied for exemptions from certain reporting requirements pursuant to Section 12(h) of the Securities and Exchange Act of 1934. The Securities and Exchange Commission granted Lomas Bank USA an exemption from certain reporting requirements pursuant to an Order of the Securities and Exchange Commission dated March 28, 1989. The Bank is relying on such order in not responding to various items of Form 10-K. Such items are designated herein as “Not Applicable.”

The Bank is a direct, wholly owned third-tier subsidiary of JPMorgan Chase & Co.

PART I

ITEM 1.	BUSINESS

JPMorgan Chase & Co., the parent corporation of the Bank, has an Internet website at www.jpmorganchase.com which includes certain reports of the Trust. Electronic copies of the Trust’s annual report on Form 10-K and current reports on Form 8-K are available free of charge by visiting the Securities and Exchange Commission (the “SEC”) website at www.sec.gov. The Trust’s SEC filings are also accessible via a link to the SEC website provided at www.jpmorganchase.com.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The property of the Trust includes and will include receivables (the “Receivables”) arising under certain VISA® and MasterCard®* revolving credit card accounts (the “Accounts”) selected by the Bank, as Transferor, from a portfolio of VISA and MasterCard credit card accounts owned by the Bank, all monies due or to become due in payment of the Receivables, all proceeds of the Receivables and all monies on deposit in certain bank accounts of the Trust (other than certain investment earnings on such amounts), all amounts received by the Transferor or the Servicer with respect to Receivables in accounts which are written off as uncollectible (“Recoveries”) and any Enhancement issued with respect to any undivided ownership interest in the assets of the Trust issued from time to time in one or more Series (“Series”) or any class of such Series (a “Class”). The term “Enhancement” means, with respect to any Series or Class, any letter of credit, cash collateral account or guaranty, collateral invested amount, guaranteed rate agreement, maturity guaranty facility, tax protection agreement, interest rate swap or other contract or agreement for the benefit of certificateholders of such Series or Class. Enhancement may also take the form of subordination of one or more classes of a Series to any other Class or Classes of a Series or a cross-support feature which requires collections on receivables of one Series to be paid as principal and/or interest with respect to another Series.

The Transferor originally conveyed to the Trust all Receivables existing under certain Accounts that were selected by the Transferor from the portfolio of VISA and MasterCard credit card accounts owned by the Transferor (the “Bank Portfolio”), based on criteria provided in the Agreement as applied on August 21, 1992 (the “Cut Off Date”). Since the Cut Off Date, the Transferor has transferred to the Trust the Receivables in certain additional Accounts (“Additional Accounts”) in accordance with the provisions of the Agreement. The Transferor may from time to time (subject to certain limitations and conditions), and in certain circumstances will be obligated, to designate Additional Accounts the Receivables in which will be included in the Trust. The Transferor will transfer to the Trust all Receivables in such Additional Accounts, whether such Receivables are then existing or thereafter created. The addition to the Trust of Receivables in Additional Accounts will be subject to certain conditions including, among others, that (a) each such Additional Account must be an eligible account at the time of its designation for inclusion in the Trust and (b) no selection procedure believed by the Transferor to be materially adverse to the interests of the holders of any Series of certificates will have been used in selecting such Additional Accounts.

*	VISA® and MasterCard® and are registered trademarks of Visa USA Incorporated and MasterCard International Incorporated, respectively.

The Receivables conveyed to the Trust have arisen and will arise in Accounts selected from the Bank Portfolio on the basis of criteria set forth in the Agreement (the “Trust Portfolio”). The Receivables in the Trust Portfolio, as of the close of business on December 31, 2008, were $20,545,976,666.48. As of December 31, 2008, Cardholders Accounts included in the Trust Portfolio, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

The following table summarizes the Composition by Period of Delinquency for the Trust Portfolio as of the close of business on December 31, 2008. Because the future composition of the Trust Portfolio may change over time, this table is not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

Composition by Period of Delinquency

Trust Portfolio

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables
30 to 59 Days	$224,239,111.59	1.09%
60 to 89 Days	$172,895,472.20	0.84%
90 to 119 Days	$140,744,610.17	0.69%
120 to 149 Days	$111,478,715.74	0.54%
150 to 179 Days	$103,929,240.21	0.51%
180 or More Days	$110,638.72	0.00%

Total	$753,397,788.63	3.67%

The aggregate amount of Principal Receivables written off during the twelve-month reporting period was $1,113,327,060.56. The investor percentage of Principal Receivables written off (the “Investor Default Amount”) during the reporting period was $856,278,658.55. The Investor Default Amount as a percentage of the average invested amount outstanding during the reporting period was approximately 4.58%.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2008, no Certificates remain outstanding.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

None.

ITEM 9B.	OTHER INFORMATION

As set forth in Exhibit 33.2 to this Form 10-K, BNY Mellon Trust of Delaware, as Trustee, reported a material instance of non-compliance with respect to 1122(d)(2)(i) of Regulation AB that is not applicable to the First USA Credit Card Master Trust.

The Report on Assessment provided by The Bank of New York Mellon, The Bank of New York Mellon Trust Company, N.A., and BNY Mellon Trust of Delaware (collectively “BNY”) was prepared on a platform basis. BNY defines such platform as publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) asset-backed securities, issued on or after January 1, 2006 and like-kind transactions issued prior to January 1, 2006 that are subject to Regulation AB for which BNY provides trustee, securities administration or paying agent services, other than residential mortgage-backed securities and other mortgage-related asset backed securities. During the reporting period, certain payments on pool assets were not deposited into the appropriate segregated custodial bank account within the time frame required by the related transaction documents. The segregated account for each specified series of securities was in existence prior to the time the deposits were to be made into such account but such account was not utilized in all instances by BNY as stated above. However, payments related to each specified series of securities were timely remitted to the investors in such series. Existing procedures have been reviewed with staff to enable future payments to be deposited into the segregated account for each specified series within the applicable time frames. The Trust has been notified by BNY that the testing of Item 1122(d)(2)(i) by KPMG LLP was performed on a statistical sample of platform transactions, which sample did not include the Trust’s transactions.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the report:

(3)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase Bank USA, National Association.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BNY Mellon Trust of Delaware.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase Bank USA, National Association.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of BNY Mellon Trust of Delaware.

35.1	Servicer Compliance Statement of Chase Bank USA, National Association as servicer for the First USA Credit Card Master Trust.

(b)	See item 15(a)(3) above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2009.

CHASE BANK USA, NATIONAL ASSOCIATION
as Depositor into the First USA Credit Card Master Trust

By:	/s/ Keith W. Schuck
Name:	Keith W. Schuck
Title:	President
(senior officer in charge of securitization of the Depositor)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2009.

Signature	Title	Date

/s/ Gordon A. Smith Gordon A. Smith	Chairman and Director	March 30, 2009

/s/ Keith W. Schuck Keith W. Schuck	President and Director	March 30, 2009

/s/ Raymond L. Fisher Raymond L. Fischer	Chief Financial Officer and Director	March 30, 2009

Mark D. Hartzell	Director	March 30, 2009

James K. Paterson	Director	March 30, 2009

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Noteholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Noteholders subsequent to the filing of this report.

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase Bank USA, National Association.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BNY Mellon Trust of Delaware.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase Bank USA, National Association.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of BNY Mellon Trust of Delaware.

35.1	Servicer Compliance Statement of Chase Bank USA, National Association as servicer for the First USA Credit Card Master Trust.