Form 10-K
period 2008-12-31
CHASE BANK USA, NATIONAL ASSOCIATION; CHASE CREDIT CARD MASTER TRUST
filed 2009-03-30
CIK 869090, 1004988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-28338-03

Central Index Key Number of registrant: 0000869090

CHASE BANK USA, NATIONAL ASSOCIATION

(Depositor into the Issuing Entity described herein)

Central Index Key Number of issuing entity: 0001004988

CHASE CREDIT CARD MASTER TRUST

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Introductory Note

The Fifth Amended and Restated Pooling and Servicing Agreement (the “Agreement”) of the Chase Credit Card Master Trust (the “Trust”), was executed as of December 19, 2007, by and between Chase Bank USA, National Association (the “Bank”) and The Bank of New York Mellon, formerly known as The Bank of New York (the “Trustee”). The Bank is the sole beneficiary of the Trust.

The Trust files reports pursuant to Sections 13, 15(d) and 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in the manner described in letters dated January 16, 1991 and March 14, 1991, submitted to the Office of the Chief Counsel on behalf of the originators of the Trust. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

The Chase Credit Card Master Trust is the Issuing Entity of Asset Backed Securities, Series 1998-4, Series 2002-3, Series 2003-2, Series 2003-3, Series 2003-4, Series 2003-5, Series 2003-6 (the “Certificates”).

Each of the Series 2002-3, Series 2003-2, Series 2003-3, Series 2003-4, Series 2003-5 and Series 2003-6 Certificates (the “Owner Trust Series”) are held by separate owner trusts. In addition, the Trust has issued an Investor Certificate pursuant to the Agreement and the Series 2004-CC Supplement thereto, dated October 20, 2004, and an Investor Certificate pursuant to the Agreement and the Series 2008-1 Supplement thereto, dated May 14, 2008.

As of December 31, 2008, the Series 1998-4, Series 2003-2, Series 2003-3, Series 2003-5 and Series 2003-6 Certificates were no longer outstanding.

PART I

ITEM 1.	BUSINESS

JPMorgan Chase & Co., the parent corporation of the Bank, has an Internet website at www.jpmorganchase.com which includes certain reports of the Trust. Electronic copies of the Trust’s annual report on Form 10-K and current reports on Form 8-K are available free of charge by visiting the Securities Exchange Commission (the “SEC”) website at www.sec.gov. The Trust’s SEC filings are also accessible via a link to the SEC website provided at www.jpmorganchase.com.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Pursuant to the Agreement JPMorgan Chase Bank, National Association and the Bank have transferred to the Trust from time to time the receivables (the “Receivables”) arising in certain designated credit card accounts.

The following table summarizes the Composition by Period of Delinquency for the Trust Portfolio as of the close of business on December 31, 2008. Because the future composition of the Trust Portfolio may change over time, this table is not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

Composition by Period of Delinquency

Trust Portfolio

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables
30 to 59 Days	$120,210,662.49	1.17%
60 to 89 Days	$94,586,418.73	0.91%
90 to 119 Days	$74,797,190.13	0.73%
120 to 149 Days	$63,427,581.46	0.61%
150 to 179 Days	$56,330,117.37	0.54%
180 or More Days	$86,414.08	0.00%

Total	$409,438,384.26	3.96%

The aggregate Investor Default Amount for the year ended December 31, 2008 was $562,305,695.13. There were no Investor Charge-offs for the same period.

The aggregate amount of interest distributions made to the Securityholders for the year ended December 31, 2008 was $220,011,888.81. The aggregate amount of principal distributions made to the Securityholders for the year ended December 31, 2008 was $6,422,721,653.00.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Series	No. of Holders
2002-3	1
2003-4	1

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

None.

ITEM 9B.	OTHER INFORMATION

As set forth in Exhibit 33.2 to this Form 10-K, The Bank of New York Mellon, as Trustee, reported a material instance of non-compliance with respect to 1122(d)(2)(i) of Regulation AB that is not applicable to the Chase Credit Card Master Trust.

The Report on Assessment provided by The Bank of New York Mellon, The Bank of New York Mellon Trust Company, N.A., and BNY Mellon Trust of Delaware (collectively “BNY”) was prepared on a platform basis. BNY defines such platform as publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) asset-backed securities, issued on or after January 1, 2006 and like-kind transactions issued prior to January 1, 2006 that are subject to Regulation AB for which BNY provides trustee, securities administration or paying agent services, other than residential mortgage-backed securities and other mortgage-related asset backed securities. During the reporting period, certain payments on pool assets were not deposited into the appropriate segregated custodial bank account within the time frame required by the related transaction documents. The segregated account for each specified series of securities was in existence prior to the time the deposits were to be made into such account but such account was not utilized in all instances by BNY as stated above. However, payments related to each specified series of securities were timely remitted to the investors in such series. Existing procedures have been reviewed with staff to enable future payments to be deposited into the segregated account for each specified series within the applicable time frames. The Bank of New York Mellon has notified the depositor that this material instance of non-compliance is not relevant to the Trust’s transactions.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The records of DTC indicate that as of December 31, 2008, there were the following holders of record with more than 5% of each class of Certificates:

Series/Class	Name & Address of Participant	Original Certificate Principal Balance	% of Class
Series 2002-3	Chase Credit Card Owner Trust 2002-3	$1,500,000,000	100%
Series 2003-4	Chase Credit Card Owner Trust 2003-4	$725,000,000	100%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of the report:

(3) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase Bank USA, National Association.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase Bank USA, National Association.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York Mellon.

35.1	Servicer Compliance Statement of Chase Bank USA, National Association as servicer for the Chase Credit Card Master Trust.

(b) See item 15(a)(3) above.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2009.

CHASE BANK USA, NATIONAL ASSOCIATION
as depositor into the Chase Credit Card Master Trust

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

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase Bank USA, National Association.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase Bank USA, National Association.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York Mellon.

35.1	Servicer Compliance Statement of Chase Bank USA, National Association as servicer for the Chase Credit Card Master Trust.