Form 10-K
period 2008-12-31
CHASE BANK USA, NATIONAL ASSOCIATION; CHASE ISSUANCE TRUST; FIRST USA CREDIT CARD MASTER TRUST; CHASE CREDIT CARD MASTER TRUST
filed 2009-03-30
CIK 869090, 1174821, 890493, 1004988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from              to

Commission File Number of issuing entity: 333-145109, 333-131327

Central Index Key Number of issuing entity: 0001174821

CHASE ISSUANCE TRUST

(Issuing Entity of the Notes)

(Exact name of issuing entity as specified in its charter)

Commission File Number of issuing entity: 033-50600-01, 333-145109-03

Central Index Key Number of issuing entity: 0000890493

FIRST USA CREDIT CARD MASTER TRUST

(Issuing Entity of the First USA Collateral Certificate)

(Exact name of issuing entity as specified in its charter)

Commission File Number of issuing entity: 000-28338-03, 333-145109-02

Central Index Key Number of issuing entity: 0001004988

CHASE CREDIT CARD MASTER TRUST

(Issuing Entity of the Chase Collateral Certificate)

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-74303, 333-68236, 333-83484,

333-103210, 000-19191, 333-145109-04

Central Index Key Number of issuing entity: 0000869090

CHASE BANK USA, NATIONAL ASSOCIATION

(Exact name of depositor and sponsor as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entities)

N.A.

(I.R.S. Employer Identification No. of the issuing entities)

22-2382028

(I.R.S. Employer Identification No. of the depositor and sponsor)

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

The registrant had no voting or non-voting common equity outstanding as of the last business day of the registrant’s most recently completed second fiscal quarter or the date of this report.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The assets of the Chase Issuance Trust include a collateral certificate, Series 2002-CC (the “First USA Collateral Certificate”), representing an undivided interest in the assets of the First USA Credit Card Master Trust (the “First USA Master Trust”), whose assets include credit card receivables arising in consumer revolving credit card accounts owned by Chase Bank USA, National Association (“Chase USA”). The First USA Collateral Certificate represents less than 20% of the Chase Issuance Trust asset pool. The First USA Master Trust should not be considered a significant obligor in relation to the Chase Issuance Trust under Item 1112(b) of Regulation AB. Nevertheless, the information required by General Instruction J to Form 10-K for an asset-backed issuer in respect of the First USA Master Trust has been disclosed in this report on Form 10-K. The assets of the Chase Issuance Trust also include a collateral certificate, Series 2004-CC (the “Chase Collateral Certificate”), representing an undivided interest in the Chase Credit Card Master Trust (the “Chase Master Trust”), whose assets include credit card receivables arising in consumer revolving credit card accounts owned by Chase USA. The Chase Collateral Certificate represents less than 20% of the Chase Issuance Trust asset pool. The Chase Master Trust should not be considered a significant obligor in relation to the Chase Issuance Trust under Item 1112(b) of Regulation AB. Nonetheless, the information required by General Instruction J to Form 10-K for an asset-backed issuer in respect of the Chase Master Trust has been disclosed in this report on Form 10-K.

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

The district court held that the Exclusionary Rules had an adverse impact on competition and could not be enforced by the associations. The Second Circuit affirmed and the U.S. Supreme Court denied review on October 4, 2004, resulting in the repeal of the Exclusionary Rules.

On November 15, 2004, American Express filed a complaint against VISA, MasterCard, Chase USA, Bank of America, Capital One, Household, U.S. Bank, Wells Fargo, Providian and USAA Federal Savings Bank in the Southern District of New York, alleging that it suffered damages from the Exclusionary Rules. American Express claimed that, in addition to VISA and MasterCard, member banks were instrumental in adopting and carrying out the Exclusionary Rules and that the Exclusionary Rules were restrictions by and for the member banks; and that the member banks agreed not to compete by means of offering American Express cards. On August 30, 2005, the court denied the respective motions to dismiss of the then remaining bank defendants (Chase USA, Capital One, U.S. Bank, Wells Fargo and Providian, together the “Bank Defendants”), finding that the allegations of the complaint satisfied pleading rules and were therefore sufficient to withstand the motions. The court also decided that, at this time, the Bank Defendants, which were not parties to the DOJ action, are not bound by any of the prior findings and decisions in that case. On November 1, 2007, VISA, American Express and the Bank Defendants reached an agreement to settle the litigation, including a settlement related to the Bank Defendants’ membership in MasterCard. Under the terms of the agreement, VISA will pay American Express approximately $2 billion over four years. The first payment of $1.13 billion has been paid. The VISA settlement was funded, in part, from proceeds generated from VISA’s initial public offering. Under the VISA settlement, the Bank Defendants, including Chase USA, and JPMorgan Chase & Co., will be released and dismissed from the action. Chase USA’s contribution to the VISA settlement will have no material adverse effect on Chase USA. On or about June 24, 2008, MasterCard announced its settlement with American Express. Chase USA will not be contributing to the MasterCard settlement and therefore the MasterCard settlement will have no material adverse effect on Chase USA.

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

On December 19, 2003, the District Court granted final approval of the settlement. The court interpreted the release provided by the merchant class as encompassing any possible suit by class members with respect to debit or credit card interchange fees or with respect to the Exclusionary Rules barring issuance of American Express or Discover cards by member banks and as prohibiting such suits against the member banks as well as against the associations. On January 4, 2005, the U.S. Court of Appeals for the Second Circuit affirmed the District Court’s order approving the settlement in all respects. Certain merchants that had previously opted out of the settlement filed separate lawsuits and the opt out actions have been resolved.

On June 22, 2005, a group of merchants filed a putative class action complaint in the U.S. District Court for the District of Connecticut. The complaint alleges that VISA, MasterCard and certain member banks including Bank of America, Chase USA, Capital One, Citibank and others, as well as unnamed people and entities, conspired to set the price of interchange in violation of Section 1 of the Sherman Act. The complaint further alleges tying/bundling and exclusive dealing. Since the filing of the Connecticut complaint, other complaints have been filed in different U.S. District Courts challenging the setting of interchange, as well the associations’ respective rules. To date, eight of the cases, two filed in the Southern District of New York, four in the Eastern District of New York, one filed in the Central District of California and one filed in South Carolina, have named Chase USA as a defendant. The Judicial Panel on Multidistrict Litigation (the “Panel”) consolidated the cases in the Eastern District of New York for pretrial proceedings. An amended consolidated complaint was filed on April 24, 2006 by the plaintiffs in those cases that were consolidated in the Eastern District of New York. The consolidated amended complaint added claims relating to off line debit transactions. Defendants filed a motion to dismiss all claims that pre-date January 1, 2004, based on the settlement and release of claims in the Wal-Mart case. On January 8, 2008, the court granted that motion and those claims have been dismissed.

In May 2008, the plaintiffs filed a motion seeking class certification and the defendants opposed that motion in October 2008. The court has not yet ruled on the class certification motion.

In addition to the consolidated class action complaint, plaintiffs filed supplemental complaints challenging the MasterCard and Visa IPOs. With respect to MasterCard, plaintiffs first filed a supplemental complaint in May 2006 alleging that the offering violated Section 7 of the Clayton Act, Section 1 of the Sherman Act and that the offering was a fraudulent conveyance. Defendants filed a motion to dismiss both of those claims. After the issues were fully briefed, on November 25, 2008, the District Court dismissed the supplemental complaint with leave to replead. In January 2009, the plaintiffs filed and served an amended supplemental complaint again challenging the MasterCard IPO making antitrust claims similar to those that were set forth in the original supplemental complaint, as well as the fraudulent conveyance claim.

With respect to the Visa IPO, in January 2009, the plaintiffs filed a supplemental complaint challenging the Visa IPO on antitrust theories parallel to those articulated in the MasterCard IPO pleading.

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

On July 20, 2006, the parties in the consolidated case and referenced above, entered into a nationwide settlement agreement, subject to court approval. The court held a final approval hearing on March 31, 2008 and took the matter under advisement. The defendants have denied any wrongdoing, and the court has not made any ruling on the merits of the case.

The settlement agreement includes provisions relating to disclosures on billing statements and other documents, and a settlement fund of $336,000,000 to pay monetary claims, the costs of administering the settlement and notice to cardholders, court-approved attorneys’ fees and expenses, and court-approved awards to the class representatives. Eligible cardholders will be able to make monetary claims. Implementation of the claims process will involve a third party administrator. Defendants participating in the settlement include VISA, MasterCard, Bank of America, the Chase defendants (including Chase USA), Citibank, Diners Club, HSBC, and Washington Mutual. The settlement documents include agreements to settle certain related lawsuits, including the lawsuit filed by Adam A. Schwartz against the VISA and MasterCard entities as referenced above. Once the court grants final approval of the settlement, claims in that lawsuit and other related lawsuits will be extinguished.

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

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B.	Other Information

None

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accounting Fees and Services.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of Chase USA, as the servicer for each of the Chase Issuance Trust, the First USA Master Trust and the Chase Master Trust, and BNY Mellon Trust of Delaware, as the First USA Master Trust trustee, The Bank of New York Mellon, formerly known as The Bank of New York, as the Chase Master Trust trustee and Wells Fargo Bank, National Association (“Wells Fargo”), as the indenture trustee for the Chase Issuance Trust (each, a “Servicing Participant”) was a party participating in the servicing function during the reporting period with respect to the pool assets held by the respective trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing

Participant (each, a “Report on Assessment”) during the respective trust’s fiscal year ending December 31, 2008, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Chase USA is the servicer and has provided a statement of compliance (a “Compliance Statement”) for the period from and including January 1, 2008 through and including December 31, 2008 for each of the Chase Issuance Trust, the First USA Master Trust and the Chase Master Trust. Each such Compliance Statement has been signed by an authorized officer of the servicer for the respective issuing entity and is attached as an exhibit to this Form 10-K.

None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant except that the Report on Assessment provided by The Bank of New York Mellon (formerly known as The Bank of New York), BNY Mellon Trust of Delaware and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (collectively “BNY”) describes a material instance of noncompliance with respect Item 1122(d)(2)(i) of Regulation AB that is not applicable to any of the Chase Issuance Trust, the First USA Credit Card Master Trust or the Chase Credit Card Master Trust.

The Report on Assessment provided by BNY was prepared on a platform basis. BNY defines such platform as publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) asset-backed securities, issued on or after January 1, 2006 and like-kind transactions issued prior to January 1, 2006 that are subject to Regulation AB for which BNY provides trustee, securities administration or paying agent services, as defined and to the extent applicable in the transaction agreements, other than residential mortgage-backed securities and other mortgage-related asset backed securities. During the reporting period, certain payments on pool assets were not deposited into the appropriate segregated custodial bank account within the time frame required by the related transaction documents. The segregated account for each specified series of securities was in existence prior to the time the deposits were to be made into such account but such account was not utilized in all instances by BNY as stated above. However, payments related to each specified series of securities were timely remitted to the investors in such series. Existing procedures have been reviewed with staff to enable future payments to be deposited into the segregated account for each specified series within the applicable time frames.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Composite Articles of Association of Chase Bank USA, National Association (included in Exhibit 3.1 to registrant’s Form S-3, as filed with the Securities and Exchange Commission on January 27, 2006, which is hereby incorporated by reference).

3.2	Composite Bylaws of Chase Bank USA, National Association (included in Exhibit 3.2 to registrant’s Form S-3, as filed with the Securities and Exchange Commission on January 27, 2006, which is hereby incorporated by reference).

4.1	Third Amended and Restated Transfer and Servicing Agreement, dated as of December 19, 2007, by and among Chase Bank USA, National Association, Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 10.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.2	Third Amended and Restated Indenture, dated as of December 19, 2007, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 10.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.3	Third Amended and Restated Pooling and Servicing Agreement of First USA Credit Card Master Trust, dated as of December 19, 2007, by and between Chase Bank USA, National Association and BNY Mellon Trust of Delaware (included in Exhibit 10.3 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.4	Fifth Amended and Restated Pooling and Servicing Agreement of Chase Credit Card Master Trust, dated as of December 19, 2007, by and between Chase Bank USA, National Association and The Bank of New York Mellon (formerly known as The Bank of New York) (included in Exhibit 10.4 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.5	Third Amended and Restated Trust Agreement, dated as of March 14, 2006, by and between Chase Bank USA, National Association and Wilmington Trust Company (included in Exhibit 10.5 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2006, which is incorporated herein by reference).

4.6.1	Series 2002-CC Supplement to the Amended and Restated Pooling and Servicing Agreement dated as of May 1, 2002 between First USA Bank, National Association as Transferor and Servicer and BNY Mellon Trust of Delaware as Trustee for the First USA Credit Card Master Trust, including a form of the Series 2002-CC Certificate, dated as of May 1, 2002 (included in Exhibit 4.4(d) to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2002, which is incorporated herein by reference).

4.6.2	Series 2004-CC Supplement to the to the Third Amended and Restated Pooling and Servicing Agreement dated as of October 20, 2004 between Chase Manhattan Bank USA, National Association as Transferor and Servicer and The Bank of New York Mellon (formerly known as The Bank of New York) as Trustee on behalf of the Series 2004-CC Certificateholders, including a form of the Series 2004-CC Certificate, dated as of October 20, 2004 (included in Exhibit 10.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 3, 2004, which is incorporated herein by reference).

4.7.1	Class A(2002-6) Terms Document, dated as of November 8, 2002 (included in Exhibit 4.02 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 15, 2002, which is incorporated herein by reference).

4.7.2	Class A(2003-4) Terms Document, dated as of May 22, 2003 (included in Exhibit 4.02 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2003, which is incorporated herein by reference).

4.7.3	Class A(2003-8) Terms Document, dated as of September 16, 2003 (included in Exhibit 4.02 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 29, 2003, which is incorporated herein by reference).

4.7.4	Class A(2004-1) Terms Document, dated as of February 20, 2004 (included in Exhibit 4.02 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 4, 2004, which is incorporated herein by reference).

4.7.5	Class A(2004-3) Terms Document, dated as of May 12, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2004, which is incorporated herein by reference).

4.7.6	Class A(2004-5) Terms Document, dated as of August 4, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 16, 2004, which is incorporated herein by reference).

4.7.7	Supplemental Indenture with respect to the Additional Class A(2004-5) Notes, dated as of August 9, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2008, which is incorporated herein by reference).

4.7.8	Class A(2004-6) Terms Document, dated as of August 31, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 7, 2004, which is incorporated herein by reference).

4.7.9	Class A(2004-7) Terms Document, dated as of September 21, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 18, 2004, which is incorporated herein by reference).

4.7.10	Class A(2004-8) Terms Document, dated as of November 4, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2004, which is incorporated herein by reference).

4.7.11	Class A(2005-2) Terms Document, dated as of May 4, 2005 (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2005, which is incorporated herein by reference).

4.7.12	Class A(2005-3) Terms Document, dated as of May 23, 2005 (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 1, 2005, which is incorporated herein by reference).

4.7.13	Class A(2005-4) Terms Document, dated as of May 31, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 1, 2005, which is incorporated herein by reference).

4.7.14	Class A(2005-5) Terms Document, dated as of June 29, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 30, 2005, which is incorporated herein by reference).

4.7.15	Class A(2005-6) Terms Document, dated as of August 2, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2005, which is incorporated herein by reference).

4.7.16	Class A(2005-7) Terms Document, dated as of August 10, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2005, which is incorporated herein by reference).

4.7.17	Class A(2005-8) Terms Document, dated as of August 25, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 26, 2005, which is incorporated herein by reference).

4.7.18	Class A(2005-9) Terms Document, dated as of September 20, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 21, 2005, which is incorporated herein by reference).

4.7.19	Class A(2005-10) Terms Document, dated as of October 17, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2005, which is incorporated herein by reference).

4.7.20	Class A(2005-11) Terms Document, dated as of November 3, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 7, 2005, which is incorporated herein by reference).

4.7.21	Class A(2005-13) Terms Document, dated as of December 20, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2005, which is incorporated herein by reference).

4.7.22	Class A(2006-1) Terms Document, dated as of February 16, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2006, which is incorporated herein by reference).

4.7.23	Supplemental Indenture with respect to the Additional Class A(2006-1) Notes, dated as of February 28, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2006, which is incorporated herein by reference).

4.7.24	Class A(2006-2) Terms Document, dated as of February 22, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2006, which is incorporated herein by reference).

4.7.25	Class A(2006-3) Terms Document, dated as of May 15, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2006, which is incorporated herein by reference).

4.7.26	Class A(2006-4) Terms Document, dated as of August 29, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006, which is incorporated herein by reference).

4.7.27	Class A(2006-5) Terms Document, dated as of October 2, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2006, which is incorporated herein by reference).

4.7.28	Class A(2006-6) Terms Document, dated as of October 30, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2006, which is incorporated herein by reference).

4.7.29	Class A(2006-7) Terms Document, dated as of December 18, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2006, which is incorporated herein by reference).

4.7.30	Class A(2006-8) Terms Document, dated as of December 18, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2006, which is incorporated herein by reference).

4.7.31	Class A(2007-1) Terms Document, dated as of January 25, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.7.32	Class A(2007-2) Terms Document, dated as of February 21, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2007, which is incorporated herein by reference).

4.7.33	Class A(2007-3) Terms Document, dated as of February 15, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2007, which is incorporated herein by reference).

4.7.34	Class A(2007-4) Terms Document, dated as of February 22, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2007, which is incorporated herein by reference).

4.7.35	Class A(2007-5) Terms Document, dated as of April 11, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2007, which is incorporated herein by reference).

4.7.36	Supplemental Indenture with respect to the Additional Class A(2007-5) Notes, dated as of April 26, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2007, which is incorporated herein by reference).

4.7.37	Supplemental Indenture with respect to the Additional Class A(2007-5) Notes, dated as of May 22, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2007, which is incorporated herein by reference).

4.7.38	Class A(2007-6) Terms Document, dated as of April 26, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2007, which is incorporated herein by reference).

4.7.39	Class A(2007-7) Terms Document, dated as of May 9, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 10, 2007, which is incorporated herein by reference).

4.7.40	Class A(2007-8) Terms Document, dated as of May 30, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2007, which is incorporated herein by reference).

4.7.41	Class A(2007-9) Terms Document, dated as of June 15, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2007, which is incorporated herein by reference).

4.7.42	Class A(2007-10) Terms Document, dated as of June 29, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 29, 2007, which is incorporated herein by reference).

4.7.43	Class A(2007-11) Terms Document, dated as of July 19, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2007, which is incorporated herein by reference).

4.7.44	Class A(2007-12) Terms Document, dated as of August 1, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2007, which is incorporated herein by reference).

4.7.45	Class A(2007-13) Terms Document, dated as of July 26, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 27, 2007, which is incorporated herein by reference).

4.7.46	Class A(2007-14) Terms Document, dated as of September 27, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 15, 2007, which is incorporated herein by reference).

4.7.47	Supplemental Indenture with respect to the Additional Class A(2007-14) Notes, dated as of October 15, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 15, 2007, which is incorporated herein by reference).

4.7.48	Class A(2007-15) Terms Document, dated as of October 3, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 3, 2007, which is incorporated herein by reference).

4.7.49	Class A(2007-16) Terms Document, dated as of October 9, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2007, which is incorporated herein by reference).

4.7.50	Supplemental Indenture with respect to the Additional Class A(2007-16) Notes, dated as of October 31, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2007, which is incorporated herein by reference).

4.7.51	Class A(2007-17) Terms Document, dated as of October 15, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 15, 2007, which is incorporated herein by reference).

4.7.52	Class A(2007-18) Terms Document, dated as of October 31, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2007, which is incorporated herein by reference).

4.7.53	Class A(2008-1) Terms Document, dated as of January 28, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2008, which is incorporated herein by reference).

4.7.54	Class A(2008-2) Terms Document, dated as of February 20, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 20, 2008, which is incorporated herein by reference).

4.7.55	Class A(2008-3) Terms Document, dated as of March 17, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2008, which is incorporated herein by reference)

4.7.56	Supplemental Indenture with respect to the Additional Class A(2008-3) Notes, dated as of April 1, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2008, which is incorporated herein by reference).

4.7.57	Class A(2008-4) Terms Document, dated as of April 2, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 2, 2008, which is incorporated herein by reference).

4.7.58	Class A(2008-5) Terms Document, dated as of April 3, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2008, which is incorporated herein by reference).

4.7.59	Class A(2008-6) Terms Document, dated as of May 15, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008, which is incorporated herein by reference).

4.7.60	Class A(2008-7) Terms Document, dated as of May 16, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2008, which is incorporated herein by reference).

4.7.61	Class A(2008-8) Terms Document, dated as of May 16, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2008, which is incorporated herein by reference).

4.7.62	Class A(2008-9) Terms Document, dated as of May 30, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 30, 2008, which is incorporated herein by reference).

4.7.63	Class A(2008-10) Terms Document, dated as of June 13, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2008, which is incorporated herein by reference).

4.7.64	Class A(2008-11) Terms Document, dated as of July 30, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 30, 2008, which is incorporated herein by reference).

4.7.65	Class A(2008-12) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.7.66	Class A(2008-13) Terms Document, dated as of September 16, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 16, 2008, which is incorporated herein by reference).

4.7.67	Class A(2008-14) Terms Document, dated as of September 30, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2008, which is incorporated herein by reference).

4.7.68	Class A(2008-15) Terms Document, dated as of September 29, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 29, 2008, which is incorporated herein by reference).

4.7.69	Class B(2004-1) Terms Document, dated as of August 4, 2004 (included in Exhibit 4.02 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 16, 2004, which is incorporated herein by reference).

4.7.70	Class B(2004-2) Terms Document, dated as of August 17, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 17, 2004, which is incorporated herein by reference).

4.7.71	Class B(2005-3) Terms Document, dated as of September 14, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 29, 2005, which is incorporated herein by reference).

4.7.72	Class B(2005-4) Terms Document, dated as of October 28, 2005 (included in Exhibit 4.1(a) to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2005, which is incorporated herein by reference).

4.7.73	Class B(2005-5) Terms Document, dated as of October 28, 2005 (included in Exhibit 4.1(b) to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2005, which is incorporated herein by reference).

4.7.74	Class B(2006-1) Terms Document, dated as of February 28, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2006, which is incorporated herein by reference).

4.7.75	Class B(2006-2) Terms Document, dated as of August 29, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006, which is incorporated herein by reference).

4.7.77	Class B(2007-1) Terms Document, dated as of February 21, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2007, which is incorporated herein by reference).

4.7.78	Class B(2008-1) Terms Document, dated as of June 16, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2008, which is incorporated herein by reference).

4.7.79	Class B(2008-2) Terms Document, dated as of August 27, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 27, 2008, which is incorporated herein by reference).

4.7.80	Class C(2003-3) Terms Document, dated as of June 18, 2003 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 30, 2003, which is incorporated herein by reference).

4.7.81	Class C(2004-2) Terms Document, dated as of June 30, 2004 (included in Exhibit 4.02 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2004, which is incorporated herein by reference).

4.7.82	Class C(2004-3) Terms Document, dated as of November 9, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2004, which is incorporated herein by reference).

4.7.83	Class C(2005-1) Terms Document, dated as of March 17, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 29, 2005, which is incorporated herein by reference).

4.7.84	Class C(2005-2) Terms Document, dated as of May 19, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 20, 2005, which is incorporated herein by reference).

4.7.85	Class C(2005-3) Terms Document, dated as of October 6, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on 10.7, which is incorporated herein by reference).

4.7.86	Class C(2005-4) Terms Document, dated as of November 16, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 18, 2005, which is incorporated herein by reference).

4.7.87	Class C(2006-1) Terms Document, dated as of January 26, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2006, which is incorporated herein by reference).

4.7.88	Class C(2006-2) Terms Document, dated as of February 16, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2006, which is incorporated herein by reference).

4.7.89	Class C(2006-3) Terms Document, dated as of April 17, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 18, 2006, which is incorporated herein by reference).

4.7.90	Class C(2006-4) Terms Document, dated as of November 28, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2006, which is incorporated herein by reference).

4.7.91	Class C(2007-1) Terms Document, dated as of February 21, 2007 (included in Exhibit 1.1B to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2007, which is incorporated herein by reference).

4.7.92	Class C(2008-1) Terms Document, dated as of April 1, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2008, which is incorporated herein by reference).

4.7.93	Class C(2008-2) Terms Document, dated as of May 19, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2008, which is incorporated herein by reference).

4.7.94	Class C(2008-3) Terms Document, dated as of June 16, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2008, which is incorporated herein by reference).

10.1	Omnibus Addendum, dated as of July 7, 2005 (included in Exhibit 10.1 to registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 8, 2005, which is incorporated herein by reference).

10.2	Omnibus Addendum, dated as of December 15, 2008 (included in Exhibit 10.1 to registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 16, 2008, which is incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase USA.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, National Association.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon (formerly known as The Bank of New York) and BNY Mellon Trust of Delaware.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase USA.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, National Association.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York Mellon (formerly known as The Bank of New York) and BNY Mellon Trust of Delaware.

35.1	Servicer Compliance Statement of Chase USA as servicer for the Chase Issuance Trust.

35.2	Servicer Compliance Statement of Chase USA as servicer for the First USA Master Trust.

35.3	Servicer Compliance Statement of Chase USA as servicer for the Chase Master Trust.

(c)	Not applicable

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

CHASE ISSUANCE TRUST/ FIRST USA CREDIT CARD MASTER TRUST/ CHASE CREDIT CARD MASTER TRUST
(Issuing entities)
Date: March 30, 2009	By:	CHASE BANK USA, NATIONAL ASSOCIATION,
as Depositor

/s/ Keith W. Schuck
	Name:	Keith W. Schuck
	Title:	President
(senior officer of Chase Bank USA, National Association in charge of securitization)