Form 10-K
period 2009-12-31
CHASE BANK USA, NATIONAL ASSOCIATION; FIRST USA CREDIT CARD MASTER TRUST; CHASE CREDIT CARD MASTER TRUST; CHASE ISSUANCE TRUST
filed 2010-03-30
CIK 869090, 890493, 1004988, 1174821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The assets of the Chase Issuance Trust include a collateral certificate, Series 2002-CC (the “First USA Collateral Certificate”), representing an undivided interest in the assets of the First USA Credit Card Master Trust (the “First USA Master Trust”), whose assets include credit card receivables arising in consumer revolving credit card accounts owned by Chase Bank USA, National Association (“Chase USA”). The First USA Collateral Certificate represents less than 20% of the Chase Issuance Trust asset pool. The First USA Master Trust should not be considered a significant obligor in relation to the Chase Issuance Trust under Item 1112(b) of Regulation AB. Nevertheless, the information required by General Instruction J to Form 10-K for an asset-backed issuer in respect of the First USA Master Trust has been disclosed in this report on Form 10-K. The assets of the Chase Issuance Trust included a collateral certificate, Series 2004-CC (the “Chase Collateral Certificate”), representing an undivided interest in the Chase Credit Card Master Trust (the “Chase Master Trust”), whose assets included credit card receivables arising in consumer revolving credit card accounts owned by Chase USA. The Chase Collateral Certificate was paid in full and terminated on December 15, 2009. The Chase Master Trust should not be considered a significant obligor in relation to the Chase Issuance Trust under Item 1112(b) of Regulation AB. Nonetheless, the information required by General Instruction J to Form 10-K for an asset-backed issuer in respect of the Chase Master Trust has been disclosed in this report on Form 10-K.

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

On June 22, 2005, a group of merchants filed a putative class action complaint in the U.S. District Court for the District of Connecticut. The complaint alleges that VISA, MasterCard and certain member banks including Bank of America, Chase USA, Capital One, Citibank and others, conspired to set the price of interchange in violation of Section 1 of the Sherman Act. The complaint further alleges tying/bundling and exclusive dealing. Since the filing of the Connecticut complaint, other complaints were filed in different U.S. District Courts challenging the setting of interchange, as well the associations’ respective rules. The Judicial Panel on Multidistrict Litigation consolidated the cases in the Eastern District of New York for pretrial proceedings. An amended consolidated complaint was filed on April 24, 2006. The consolidated complaint also added claims relating to off line debit transactions. Defendants filed a motion to dismiss all claims that pre-date January 1, 2004, based on the settlement and release of claims in the Wal-Mart case. On January 8, 2008, the Court granted that motion and those claims have been dismissed.

In May 2008, the plaintiffs filed a motion seeking class certification and the defendants opposed that motion in October 2008. The court has not yet ruled on the class certification motion.

In addition to the consolidated class action complaint, plaintiffs filed supplemental complaints challenging the MasterCard and Visa initial public offerings (each, an “IPO”). With respect to MasterCard, plaintiffs first filed a supplemental complaint in May 2006 alleging that the offering violated Section 7 of the Clayton Act, Section 1 of the Sherman Act and that the offering was a fraudulent conveyance. Defendants filed a motion to dismiss both of those claims. On November 25, 2008, the District Court dismissed the supplemental complaints with leave to replead.

In January 2009, the plaintiffs filed and served a Second Amended Consolidated Class Action Complaint against all defendants and an amended supplemental complaint against MasterCard again challenging the MasterCard IPO making antitrust claims similar to those that were set forth in the original supplemental complaint, as well as the fraudulent conveyance claim.

With respect to the Visa IPO, the plaintiffs filed a supplemental complaint challenging the Visa IPO on antitrust theories parallel to those articulated in the MasterCard IPO pleading.

On March 31, 2009, defendants filed a motion to dismiss the Second Amended Consolidated Class Action Complaint. Separate motions to dismiss each of the supplemental complaints challenging the MasterCard and Visa IPOs were also filed. Chase USA cannot predict with any degree of certainty the final outcome of the litigation described above, its effect on the credit card industry or its effect on Chase USA’s credit card business.

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

On July 20, 2006, the parties in the consolidated case entered into a nationwide settlement agreement, subject to court approval. The court held a final approval hearing on March 31, 2008 and took the matter under advisement. The defendants have denied any wrongdoing, and the court has not made any ruling on the merits of the case.

The settlement agreement includes provisions relating to disclosures on billing statements and other documents, and a settlement fund of $336,000,000 to pay monetary claims, the costs of administering the settlement and notice to cardholders, court-approved attorneys’ fees and expenses, and court-approved awards to the class representatives. Eligible cardholders will be able to make monetary claims. The settlement documents include agreements to settle certain related lawsuits, including the lawsuit filed by Adam A. Schwartz against the VISA and MasterCard entities as referenced above. The court granted final approval of the settlement on October 22, 2009. Objectors to the settlement filed appeals in the Second Circuit.

Other Litigation

On March 23, 2004, plaintiff James A. McCoy filed a lawsuit in California Superior Court against Chase Manhattan Bank, USA, N.A., the predecessor entity of Chase USA. On January 3, 2006, plaintiff McCoy filed a Second Amended Complaint, alleging that Chase USA violated the Truth-in-Lending Act and bringing state law claims for unconscionability, declaratory relief, illegal penalty, consumer fraud, breach of contract and breach of the implied covenant of good faith and fair dealing. Plaintiff brought suit on behalf of a putative class of Chase USA credit card customers who claim that their interest rates were increased without notice after they made a late payment to either Chase USA or another creditor. Chase USA removed the case to federal court and then moved to dismiss the complaint. On August 21, 2006, the court granted Chase USA’s motion and dismissed the case. Plaintiff McCoy appealed the dismissal to the Ninth Circuit Court of Appeals.

On March 16, 2009, the Ninth Circuit issued an opinion in which it found that Chase USA violated the Truth-in-Lending Act for failing to provide contemporaneous notice of the interest rate increases. The court reversed the dismissal of several of the state law claims (unconscionability, declaratory relief, illegal penalty and breach of contract) and remanded the case to the lower court. The Ninth Circuit affirmed the dismissal of the consumer fraud and implied covenant claims. On April 27, 2009, Chase USA filed a motion with the Ninth Circuit for rehearing en banc. On June 15, 2009, the Ninth Circuit denied Chase USA’s motion for rehearing en banc. On September 14, 2009, Chase USA filed a certiorari petition with the United States Supreme Court seeking review of the decision. Chase USA cannot predict with any degree of certainty the final outcome of the litigation described above, its effect on the credit card industry or its effect on Chase USA’s credit card business.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of Chase USA, as the servicer for each of the Chase Issuance Trust, the First USA Master Trust and the Chase Master Trust, and BNY Mellon Trust of Delaware, as the First USA Master Trust trustee, The Bank of New York Mellon, as the Chase Master Trust trustee and Wells Fargo Bank, National Association (“Wells Fargo”), as the indenture trustee for the Chase Issuance Trust (each, a “Servicing Participant”) was a party participating in the servicing function during the reporting period with respect to the pool assets held by the respective trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the respective trust’s fiscal year ending December 31, 2009, which Reports on

Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Chase USA is the servicer and has provided a statement of compliance (a “Compliance Statement”) for the period from and including January 1, 2009 through and including December 31, 2009 for each of the Chase Issuance Trust, the First USA Master Trust and the Chase Master Trust. Each such Compliance Statement has been signed by an authorized officer of the servicer for the respective issuing entity and is attached as an exhibit to this Form 10-K.

None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant except that the Report on Assessment provided by The Bank of New York Mellon, BNY Mellon Trust of Delaware and The Bank of New York Mellon Trust Company, N.A. (collectively “BNY”) describes a material instance of noncompliance with respect Item 1122(d)(2)(i) of Regulation AB that is not applicable to any of the Chase Issuance Trust, the First USA Credit Card Master Trust or the Chase Credit Card Master Trust.

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

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Composite Articles of Association of Chase Bank USA, National Association (included in Exhibit 3.1 to registrant’s Form S-3, as filed with the Securities and Exchange Commission on January 27, 2006, which is hereby incorporated by reference).

3.2	Composite Bylaws of Chase Bank USA, National Association (included in Exhibit 3.2 to registrant’s Form S-3, as filed with the Securities and Exchange Commission on January 27, 2006, which is hereby incorporated by reference).

4.1	Third Amended and Restated Transfer and Servicing Agreement, dated as of December 19, 2007, by and among Chase Bank USA, National Association, Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 10.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.2	First Amendment to the Third Amended and Restated Transfer and Servicing Agreement, dated as of May 8, 2009, among Chase USA, as Transferor, Servicer and Administrator, Chase Issuance Trust, as Issuing Entity, and Wells Fargo Bank, National Association, as Collateral Agent and Indenture Trustee (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 8, 2009, which is incorporated herein by reference).

4.3	Third Amended and Restated Indenture, dated as of December 19, 2007, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 10.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.4	Third Amended and Restated Pooling and Servicing Agreement of First USA Credit Card Master Trust, dated as of December 19, 2007, by and between Chase Bank USA, National Association and BNY Mellon Trust of Delaware (included in Exhibit 10.3 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.5	Fifth Amended and Restated Pooling and Servicing Agreement of Chase Credit Card Master Trust, dated as of December 19, 2007, by and between Chase Bank USA, National Association and The Bank of New York Mellon (included in Exhibit 10.4 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.6	Third Amended and Restated Trust Agreement, dated as of March 14, 2006, by and between Chase Bank USA, National Association and Wilmington Trust Company (included in Exhibit 10.5 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2006, which is incorporated herein by reference).

4.7.1	Series 2002-CC Supplement to the Amended and Restated Pooling and Servicing Agreement dated as of May 1, 2002 between First USA Bank, National Association as Transferor and Servicer and BNY Mellon Trust of Delaware as Trustee for the First USA Credit Card Master Trust, including a form of the Series 2002-CC Certificate, dated as of May 1, 2002 (included in Exhibit 4.4(d) to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2002, which is incorporated herein by reference).

4.8.1	Class A(2003-4) Terms Document, dated as of May 22, 2003 (included in Exhibit 4.02 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2003, which is incorporated herein by reference).

4.8.2	Class A(2003-8) Terms Document, dated as of September 16, 2003 (included in Exhibit 4.02 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 29, 2003, which is incorporated herein by reference).

4.8.3	Class A(2004-3) Terms Document, dated as of May 12, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2004, which is incorporated herein by reference).

4.8.4	Class A(2004-5) Terms Document, dated as of August 4, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 16, 2004, which is incorporated herein by reference).

4.8.5	Supplemental Indenture with respect to the Additional Class A(2004-5) Notes, dated as of August 9, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2008, which is incorporated herein by reference).

4.8.6	Class A(2004-7) Terms Document, dated as of September 21, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 18, 2004, which is incorporated herein by reference).

4.8.7	Class A(2004-8) Terms Document, dated as of November 4, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2004, which is incorporated herein by reference).

4.8.8	Class A(2005-2) Terms Document, dated as of May 4, 2005 (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2005, which is incorporated herein by reference).

4.8.9	Class A(2005-4) Terms Document, dated as of May 31, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 1, 2005, which is incorporated herein by reference).

4.8.10	Class A(2005-6) Terms Document, dated as of August 2, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2005, which is incorporated herein by reference).

4.8.11	Class A(2005-7) Terms Document, dated as of August 10, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2005, which is incorporated herein by reference).

4.8.12	Class A(2005-8) Terms Document, dated as of August 25, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 26, 2005, which is incorporated herein by reference).

4.8.13	Class A(2005-10) Terms Document, dated as of October 17, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2005, which is incorporated herein by reference).

4.8.14	Class A(2005-11) Terms Document, dated as of November 3, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 7, 2005, which is incorporated herein by reference).

4.8.15	Class A(2005-13) Terms Document, dated as of December 20, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2005, which is incorporated herein by reference).

4.8.16	Class A(2006-1) Terms Document, dated as of February 16, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2006, which is incorporated herein by reference).

4.8.17	Supplemental Indenture with respect to the Additional Class A(2006-1) Notes, dated as of February 28, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2006, which is incorporated herein by reference).

4.8.18	Class A(2006-2) Terms Document, dated as of February 22, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2006, which is incorporated herein by reference).

4.8.19	Class A(2006-4) Terms Document, dated as of August 29, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006, which is incorporated herein by reference).

4.8.20	Class A(2006-5) Terms Document, dated as of October 2, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2006, which is incorporated herein by reference).

4.8.21	Class A(2006-6) Terms Document, dated as of October 30, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2006, which is incorporated herein by reference).

4.8.22	Class A(2006-7) Terms Document, dated as of December 18, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2006, which is incorporated herein by reference).

4.8.23	Class A(2006-8) Terms Document, dated as of December 18, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2006, which is incorporated herein by reference).

4.8.24	Class A(2007-1) Terms Document, dated as of January 25, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.8.25	Class A(2007-2) Terms Document, dated as of February 21, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2007, which is incorporated herein by reference).

4.8.26	Class A(2007-3) Terms Document, dated as of February 15, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2007, which is incorporated herein by reference).

4.8.27	Class A(2007-4) Terms Document, dated as of February 22, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2007, which is incorporated herein by reference).

4.8.28	Class A(2007-5) Terms Document, dated as of April 11, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2007, which is incorporated herein by reference).

4.8.29	Supplemental Indenture with respect to the Additional Class A(2007-5) Notes, dated as of April 26, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2007, which is incorporated herein by reference).

4.8.30	Supplemental Indenture with respect to the Additional Class A(2007-5) Notes, dated as of May 22, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2007, which is incorporated herein by reference).

4.8.31	Class A(2007-6) Terms Document, dated as of April 26, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2007, which is incorporated herein by reference).

4.8.32	Class A(2007-7) Terms Document, dated as of May 9, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 10, 2007, which is incorporated herein by reference).

4.8.33	Class A(2007-8) Terms Document, dated as of May 30, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2007, which is incorporated herein by reference).

4.8.34	Class A(2007-9) Terms Document, dated as of June 15, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2007, which is incorporated herein by reference).

4.8.35	Class A(2007-10) Terms Document, dated as of June 29, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 29, 2007, which is incorporated herein by reference).

4.8.36	Class A(2007-11) Terms Document, dated as of July 19, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2007, which is incorporated herein by reference).

4.8.37	Class A(2007-12) Terms Document, dated as of August 1, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2007, which is incorporated herein by reference).

4.8.38	Class A(2007-13) Terms Document, dated as of July 26, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 27, 2007, which is incorporated herein by reference).

4.8.39	Class A(2007-15) Terms Document, dated as of October 3, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 3, 2007, which is incorporated herein by reference).

4.8.40	Class A(2007-16) Terms Document, dated as of October 9, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2007, which is incorporated herein by reference).

4.8.41	Supplemental Indenture with respect to the Additional Class A(2007-16) Notes, dated as of October 31, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2007, which is incorporated herein by reference).

4.8.42	Class A(2007-17) Terms Document, dated as of October 15, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 15, 2007, which is incorporated herein by reference).

4.8.43	Class A(2007-18) Terms Document, dated as of October 31, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2007, which is incorporated herein by reference).

4.8.44	Class A(2008-1) Terms Document, dated as of January 28, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2008, which is incorporated herein by reference).

4.8.45	Class A(2008-2) Terms Document, dated as of February 20, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 20, 2008, which is incorporated herein by reference).

4.8.46	Class A(2008-3) Terms Document, dated as of March 17, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2008, which is incorporated herein by reference)

4.8.47	Supplemental Indenture with respect to the Additional Class A(2008-3) Notes, dated as of April 1, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2008, which is incorporated herein by reference).

4.8.48	Class A(2008-4) Terms Document, dated as of April 2, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 2, 2008, which is incorporated herein by reference).

4.8.49	Class A(2008-6) Terms Document, dated as of May 15, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008, which is incorporated herein by reference).

4.8.50	Class A(2008-8) Terms Document, dated as of May 16, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2008, which is incorporated herein by reference).

4.8.51	Class A(2008-9) Terms Document, dated as of May 30, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 30, 2008, which is incorporated herein by reference).

4.8.52	Class A(2008-10) Terms Document, dated as of June 13, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2008, which is incorporated herein by reference).

4.8.53	Class A(2008-11) Terms Document, dated as of July 30, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 30, 2008, which is incorporated herein by reference).

4.8.54	Class A(2008-12) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.8.55	Class A(2008-13) Terms Document, dated as of September 16, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 16, 2008, which is incorporated herein by reference).

4.8.56	Class A(2008-14) Terms Document, dated as of September 30, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2008, which is incorporated herein by reference).

4.8.57	Class A(2008-15) Terms Document, dated as of September 29, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 29, 2008, which is incorporated herein by reference).

4.8.58	Class A(2009-1) Terms Document, dated as of January 26, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2009, which is incorporated herein by reference).

4.8.59	Class A(2009-2) Terms Document, dated as of May 12, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2009, which is incorporated herein by reference).

4.8.60	Class A(2009-3) Terms Document, dated as of May 21, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2009, which is incorporated herein by reference).

4.8.61	Class A(2009-4) Terms Document, dated as of June 16, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2009, which is incorporated herein by reference).

4.8.62	Class A(2009-5) Terms Document, dated as of June 26, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2009, which is incorporated herein by reference).

4.8.63	Supplemental Indenture with respect to the Additional Class A(2009-5) Notes, dated as of June 30, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 30. 2009, which is incorporated herein by reference).

4.8.64	Class A(2009-6) Terms Document, dated as of July 23, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 23, 2009, which is incorporated herein by reference).

4.8.65	Class A(2009-7) Terms Document, dated as of September 23, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2009, which is incorporated herein by reference).

4.8.66	Class A(2009-8) Terms Document, dated as of September 30, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2009, which is incorporated herein by reference).

4.8.67	Class B(2005-3) Terms Document, dated as of September 14, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 29, 2005, which is incorporated herein by reference).

4.8.68	Class B(2005-4) Terms Document, dated as of October 28, 2005 (included in Exhibit 4.1(a) to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2005, which is incorporated herein by reference).

4.8.69	Class B(2005-5) Terms Document, dated as of October 28, 2005 (included in Exhibit 4.1(b) to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2005, which is incorporated herein by reference).

4.8.70	Class B(2006-1) Terms Document, dated as of February 28, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2006, which is incorporated herein by reference).

4.8.71	Class B(2006-2) Terms Document, dated as of August 29, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006, which is incorporated herein by reference).

4.8.72	Class B(2007-1) Terms Document, dated as of February 21, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2007, which is incorporated herein by reference).

4.8.73	Class B(2009-2) Terms Document, dated as of June 30, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 30, 2009, which is incorporated herein by reference).

4.8.74	Class B(2009-3) Terms Document, dated as of July 14, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2009, which is incorporated herein by reference).

4.8.75	Class B(2009-4) Terms Document, dated as of August 14, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2009, which is incorporated herein by reference).

4.8.76	Class B(2009-5) Terms Document, dated as of September 14, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2009, which is incorporated herein by reference).

4.8.77	Class B(2009-6) Terms Document, dated as of September 23, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2009, which is incorporated herein by reference).

4.8.78	Class C(2003-3) Terms Document, dated as of June 18, 2003 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 30, 2003, which is incorporated herein by reference).

4.8.79	Class C(2004-2) Terms Document, dated as of June 30, 2004 (included in Exhibit 4.02 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2004, which is incorporated herein by reference).

4.8.80	Class C(2005-1) Terms Document, dated as of March 17, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 29, 2005, which is incorporated herein by reference).

4.8.81	Class C(2005-2) Terms Document, dated as of May 19, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 20, 2005, which is incorporated herein by reference).

4.8.82	Class C(2005-3) Terms Document, dated as of October 6, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on 10.7, which is incorporated herein by reference).

4.8.83	Class C(2005-4) Terms Document, dated as of November 16, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 18, 2005, which is incorporated herein by reference).

4.8.84	Class C(2006-1) Terms Document, dated as of January 26, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2006, which is incorporated herein by reference).

4.8.85	Class C(2006-2) Terms Document, dated as of February 16, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2006, which is incorporated herein by reference).

4.8.86	Class C(2006-4) Terms Document, dated as of November 28, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2006, which is incorporated herein by reference).

4.8.87	Class C(2007-1) Terms Document, dated as of February 21, 2007 (included in Exhibit 1.1B to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2007, which is incorporated herein by reference).

4.8.88	Class C(2009-1) Terms Document, dated as of March 13, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2009, which is incorporated herein by reference).

4.8.89	Class C(2009-3) Terms Document, dated as of June 30, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 30, 2009, which is incorporated herein by reference).

4.8.90	Class C(2009-4) Terms Document, dated as of July 14, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2009, which is incorporated herein by reference).

4.8.91	Class C(2009-5) Terms Document, dated as of August 14, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2009, which is incorporated herein by reference).

4.8.92	Class C(2009-6) Terms Document, dated as of September 14, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2009, which is incorporated herein by reference).

4.8.93	Class C(2009-7) Terms Document, dated as of September 23, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2009, which is incorporated herein by reference).

10.1	Omnibus Addendum, dated as of July 7, 2005 (included in Exhibit 10.1 to registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 8, 2005, which is incorporated herein by reference).

10.2	Omnibus Addendum, dated as of December 15, 2008 (included in Exhibit 10.1 to registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 16, 2008, which is incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase USA.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, National Association.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon and BNY Mellon Trust of Delaware.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase USA.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, National Association.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York Mellon and BNY Mellon Trust of Delaware.

35.1	Servicer Compliance Statement of Chase USA as servicer for the Chase Issuance Trust.

35.2	Servicer Compliance Statement of Chase USA as servicer for the First USA Master Trust.

35.3	Servicer Compliance Statement of Chase USA as servicer for the Chase Master Trust.

(c)	Not applicable

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

CHASE ISSUANCE TRUST/ FIRST USA CREDIT CARD MASTER TRUST/ CHASE CREDIT CARD MASTER TRUST (Issuing entities)
Date: March 30, 2010	By:	CHASE BANK USA, NATIONAL ASSOCIATION,
as Depositor

/s/ Keith W. Schuck
	Name:	Keith W. Schuck
	Title:	President
(senior officer of Chase Bank USA, National Association in charge of securitization)