Form 10-K
period 2009-12-31
CHASE BANK USA, NATIONAL ASSOCIATION; FIRST USA CREDIT CARD MASTER TRUST
filed 2010-03-30
CIK 869090, 890493

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Introductory Note

Chase Bank USA, National Association (the “Bank”) is the transferor and servicer (in such capacities, the “Transferor” and the “Servicer”) under the Third Amended and Restated Pooling and Servicing Agreement (the “Agreement”), dated as of December 19, 2007.

The Agreement is by and between the Bank, as Transferor and Servicer, and BNY Mellon Trust of Delaware, as trustee (the “Trustee”), providing for the issuance of First USA Credit Card Master Trust Asset Backed Certificates (the “Certificates”). The Bank is the originator and sole beneficiary of the First USA Credit Card Master Trust (the “Trust” or the “Registrant”). As of December 31, 2009, no Certificates remain outstanding.

The Trust has issued an investor certificate pursuant to the Agreement and the Series 2002-CC Supplement dated as of May 1, 2002. As of December 31, 2009, this investor certificate is the only interest issued by the Trust that remains outstanding. The Trust will continue to file reports on Form 10-K while this investor certificate remains outstanding.

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

The Transferor originally conveyed to the Trust all Receivables existing under certain Accounts that were selected by the Transferor from the portfolio of VISA and MasterCard credit card accounts owned by the Transferor (the “Bank Portfolio”), based on criteria provided in the Agreement as applied on August 21, 1992 (the “Cut Off Date”). Since the Cut Off Date, the Transferor has transferred to the Trust the Receivables in certain additional Accounts (“Additional Accounts”) in accordance with the provisions of the Agreement. The Transferor may from time to time (subject to certain limitations and conditions), and in certain circumstances will be obligated, designate Additional Accounts the Receivables in which will be included in the Trust. The Transferor will transfer to the Trust all Receivables in such Additional Accounts, whether such Receivables are then existing or thereafter created. The addition to the Trust of Receivables in Additional Accounts will be subject to certain conditions including, among others, that (a) each such Additional Account must be an eligible account at the time of its designation for inclusion in the Trust and (b) no selection procedure believed by the Transferor to be materially adverse to the interests of the holders of any Series of certificates will have been used in selecting such Additional Accounts.

*	VISA® and MasterCard® and are registered trademarks of Visa USA Incorporated and MasterCard International Incorporated, respectively.

The Receivables conveyed to the Trust have arisen and will arise in Accounts selected from the Bank Portfolio on the basis of criteria set forth in the Agreement (the “Trust Portfolio”). The Receivables in the Trust Portfolio, as of the close of business on December 31, 2009, were $4,177,303,149.81. As of December 31, 2009, Cardholders Accounts included in the Trust Portfolio, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

The following table summarizes the Composition by Period of Delinquency for the Trust Portfolio as of the close of business on December 31, 2009. Because the future composition of the Trust Portfolio may change over time, this table is not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

Composition by Period of Delinquency

Trust Portfolio

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables
30 to 59 Days	$46,424,317.75	1.11%
60 to 89 Days	$42,119,487.24	1.01%
90 to 119 Days	$42,832,706.13	1.03%
120 to 149 Days	$36,066,585.43	0.86%
150 to 179 Days	$41,201,240.58	0.99%
180 or More Days	$43,322.64	0.00%

Total	$208,676,659.77	5.00%

The aggregate amount of Principal Receivables written off during the twelve-month reporting period was $591,440,596.24. The investor percentage of Principal Receivables written off (the “Investor Default Amount”) during the reporting period was $338,667,364.32. The Investor Default Amount as a percentage of the average invested amount outstanding during the reporting period was approximately 7.34%.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2009, no Certificates remain outstanding.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

None.

ITEM 9B	OTHER INFORMATION

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2010.

CHASE BANK USA, NATIONAL ASSOCIATION
as Depositor into the First USA Credit Card Master Trust

By:	/s/ Keith W. Schuck
Name:	Keith W. Schuck
Title:	President
(senior officer in charge of securitization of the Depositor)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2010.

Signature	Title	Date

/s/ Gordon A. Smith	Chairman and Director	March 30, 2010
Gordon A. Smith

/s/ Keith W. Schuck	President and Director	March 30, 2010
Keith W. Schuck

/s/ Raymond L. Fischer	Chief Financial Officer and Director	March 30, 2010
Raymond L. Fischer

	Director	March 30, 2010
Frank R. Borchert

/s/ James K. Paterson	Director	March 30, 2010
James K. Paterson

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