Form 10-K
period 2009-12-31
CHASE BANK USA, NATIONAL ASSOCIATION; CHASE CREDIT CARD MASTER TRUST
filed 2010-03-30
CIK 869090, 1004988

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

The Trust issued Asset Backed Securities Series 2002-3 and Series 2003-4 (the “Certificates”). Each of the Series 2002-3 and Series 2003-4 Certificates are held by separate owner trusts.

As of December 31, 2009, the Series 2002-3 Certificate was no longer outstanding. The Trust made the final payment with respect to Series 2002-3 on June 15, 2009. Therefore, information with respect to the Series 2002-3 is not included in this report.

In addition, the Trust issued an investor certificate pursuant to the Agreement and the Series 2004-CC Supplement thereto, dated October 20, 2004 and an investor certificate pursuant to the Agreement and the Series 2008-1 Supplement thereto, dated May 14, 2008. On December 15, 2009, the Series 2004-CC investor certificate was paid in full and cancelled and the Series 2004-CC was terminated. On October 15, 2009, the Trust made the final payment with respect to the Series 2008-1 investor certificate.

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

Composition by Period of Delinquency

Trust Portfolio

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables
30 to 59 Days	$54,802,750.81	1.19%
60 to 89 Days	$47,240,158.67	1.03%
90 to 119 Days	$47,299,654.54	1.03%
120 to 149 Days	$42,808,099.01	0.93%
150 to 179 Days	$50,209,792.79	1.09%
180 or More Days	$49,758.58	0.00%

Total	$242,410,214.40	5.27%

The aggregate Investor Default Amount for the year ended December 31, 2009 was $387,966,903.52. There were no Investor Charge-offs for the same period.

The aggregate amount of interest distributions made to the Securityholders for the year ended December 31, 2009 was $23,712,013.24. The aggregate amount of principal distributions made to the Securityholders for the year ended December 31, 2009 was $6,404,546,000.00.

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

The records of DTC indicate that as of December 31, 2009, there were the following holders of record with more than 5% of each class of Certificates:

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