Form 10-K
period 2010-12-31
CHASE BANK USA, NATIONAL ASSOCIATION; FIRST USA CREDIT CARD MASTER TRUST; CHASE ISSUANCE TRUST
filed 2011-03-30
CIK 869090, 890493, 1174821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from              to

Commission File Number of issuing entity: 333-145109, 333-131327, 333-170794-01

Central Index Key Number of issuing entity: 0001174821

CHASE ISSUANCE TRUST

(Issuing Entity of the Notes)

(Exact name of issuing entity as specified in its charter)

Commission File Number of issuing entity: 033-50600-01, 333-145109-03, 333-170794-02

Central Index Key Number of issuing entity: 0000890493

FIRST USA CREDIT CARD MASTER TRUST

(Issuing Entity of the First USA Collateral Certificate)

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-74303, 333-68236, 333-83484,

333-103210, 000-19191, 333-145109-04, 333-170794

Central Index Key Number of depositor: 0000869090

CHASE BANK USA, NATIONAL ASSOCIATION

(Exact name of depositor and sponsor as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entities)

N.A.

(I.R.S. Employer Identification No. of the issuing entities)

22-2382028

(I.R.S. Employer Identification No. of the depositor and sponsor)

CHASE ISSUANCE TRUST FIRST USA CREDIT CARD MASTER TRUST c/o Chase Bank USA, National Association White Clay Center Building 200 Route 273 Newark, Delaware	19711
(Address of principal executive offices of the issuing entities)	(Zip Code)

(302) 634-1000

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ [Rule 405 of Regulation S-T is not applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The registrant had no voting or non-voting common equity outstanding as of the last business day of the registrant’s most recently completed second fiscal quarter or the date of this report.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 4.	(Removed and Reserved).

Item 1B.	Unresolved Staff Comments.

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

None of the pool assets held by the Chase Issuance Trust other than collateral certificates, and none of the pool assets relating to the First USA Master Trust include any significant obligors.

Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB: Legal Proceedings.

Industry Litigation

In 1996, Wal-Mart Stores, Inc. and several other retailers sued MasterCard International Incorporated, VISA U.S.A., Inc. and VISA International, Inc. in the U.S. District Court for the Eastern District of New York (the “District Court”). The action asserted that the rules of the foregoing associations regarding the uniform acceptance of all VISA and MasterCard cards, including debit VISA and MasterCard cards, constituted an illegal tying arrangement. In April 2003, MasterCard and VISA each agreed to settle the matter by, among other things, reducing interchange rates for debit cards, allowing merchants to decline debit cards, and agreeing to pay into settlement funds as follows: MasterCard agreed to pay into a settlement fund approximately $1 billion over ten years and VISA agreed to pay approximately $2 billion over ten years.

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

With respect to MasterCard, plaintiffs filed a first supplemental complaint in May 2006 alleging that the offering violated Section 7 of the Clayton Act and Section 1 of the Sherman Act and that the offering was a fraudulent conveyance. Defendants filed a motion to dismiss both of those claims. On November 25, 2008, the District Court dismissed the supplemental complaint with leave to replead.

In May 2008, the plaintiffs filed a motion seeking class certification and the defendants opposed that motion in October 2008. The court has not yet ruled on the class certification motion.

In January 2009, the plaintiffs filed and served a Second Amended Consolidated Class Action Complaint against all defendants and an amended supplemental complaint challenging the MasterCard IPO making antitrust claims similar to those that were set forth in the original supplemental complaint, as well as the fraudulent conveyance claim.

With respect to the Visa IPO, the plaintiffs filed a supplemental complaint challenging the Visa IPO on antitrust theories parallel to those articulated in the MasterCard IPO pleading.

On March 31, 2009, defendants filed a motion to dismiss the Second Amended Consolidated Class Action Complaint. Separate motions to dismiss each of the supplemental complaints challenging the MasterCard and Visa IPOs were also filed. The motions to dismiss have not yet been decided. Plaintiffs and defendants are briefing motions for summary judgment. Chase USA cannot predict with any degree of certainty the final outcome of the litigation described above, its effect on the credit card industry or its effect on Chase USA’s credit card business.

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

On January 25, 2010, the United States Supreme Court issued an order inviting the views of the Solicitor General of the United States. On May 19, 2010, the Office of the Solicitor General filed its brief with the United States Supreme Court. On June 21, 2010, the United States Supreme Court granted Chase USA’s certiorari petition. On January 24, 2011 the Supreme Court reversed the Ninth Circuit in connection with the Truth-in-Lending Act claim. The matter was remanded for further proceedings consistent with the Supreme Court’s opinion. Chase USA cannot predict with any degree of certainty the final outcome of the litigation described above, its effect on the credit card industry or its effect on Chase USA’s credit card business.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of Chase USA, as the servicer for each of the Chase Issuance Trust and the First USA Master Trust and BNY Mellon Trust of Delaware, as the First USA Master Trust trustee, and Wells Fargo Bank, National Association (“Wells Fargo”), as the indenture trustee for the Chase Issuance Trust (each, a “Servicing Participant”) was a party participating in the servicing function during the reporting period with respect to the pool assets held by the respective trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the respective trust’s fiscal year ending December 31, 2010, which Reports on

Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Chase USA is the servicer and has provided a statement of compliance (a “Compliance Statement”) for the period from and including January 1, 2010 through and including December 31, 2010 for each of the Chase Issuance Trust and the First USA Master Trust. Each such Compliance Statement has been signed by an authorized officer of the servicer for the respective issuing entity and is attached as an exhibit to this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Composite Articles of Association of Chase Bank USA, National Association (included in Exhibit 3.1 to registrant’s Form S-3, as filed with the Securities and Exchange Commission on January 27, 2006, which is hereby incorporated by reference).

3.2	Composite Bylaws of Chase Bank USA, National Association (included in Exhibit 3.2 to registrant’s Form S-3, as filed with the Securities and Exchange Commission on January 27, 2006, which is hereby incorporated by reference).

4.1	Third Amended and Restated Transfer and Servicing Agreement, dated as of December 19, 2007, by and among Chase Bank USA, National Association, Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 10.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.2	First Amendment to the Third Amended and Restated Transfer and Servicing Agreement, dated as of May 8, 2009, among Chase USA, as Transferor, Servicer and Administrator, Chase Issuance Trust, as Issuing Entity, and Wells Fargo Bank, National Association, as Collateral Agent and Indenture Trustee (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 8, 2009, which is incorporated herein by reference).

4.3	Third Amended and Restated Indenture, dated as of December 19, 2007, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 10.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.4	Third Amended and Restated Pooling and Servicing Agreement of First USA Credit Card Master Trust, dated as of December 19, 2007, by and between Chase Bank USA, National Association and BNY Mellon Trust of Delaware (included in Exhibit 10.3 to registrant’s

Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.5	Third Amended and Restated Trust Agreement, dated as of March 14, 2006, by and between Chase Bank USA, National Association and Wilmington Trust Company (included in Exhibit 10.5 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2006, which is incorporated herein by reference).

4.6.1	Series 2002-CC Supplement to the Amended and Restated Pooling and Servicing Agreement dated as of May 1, 2002 between First USA Bank, National Association as Transferor and Servicer and BNY Mellon Trust of Delaware as Trustee for the First USA Credit Card Master Trust, including a form of the Series 2002-CC Certificate, dated as of May 1, 2002 (included in Exhibit 4.4(d) to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2002, which is incorporated herein by reference).

4.7.1	Class A(2003-4) Terms Document, dated as of May 22, 2003 (included in Exhibit 4.02 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2003, which is incorporated herein by reference).

4.7.2	Class A(2003-8) Terms Document, dated as of September 16, 2003 (included in Exhibit 4.02 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 29, 2003, which is incorporated herein by reference).

4.7.3	Class A(2004-3) Terms Document, dated as of May 12, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2004, which is incorporated herein by reference).

4.7.4	Class A(2004-5) Terms Document, dated as of August 4, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 16, 2004, which is incorporated herein by reference).

4.7.5	Supplemental Indenture with respect to the Additional Class A(2004-5) Notes, dated as of August 9, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2008, which is incorporated herein by reference).

4.7.6	Class A(2004-7) Terms Document, dated as of September 21, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 18, 2004, which is incorporated herein by reference).

4.7.7	Class A(2004-8) Terms Document, dated as of November 4, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2004, which is incorporated herein by reference).

4.7.8	Class A(2005-2) Terms Document, dated as of May 4, 2005 (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2005, which is incorporated herein by reference).

4.7.9	Class A(2005-6) Terms Document, dated as of August 2, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2005, which is incorporated herein by reference).

4.7.10	Class A(2005-7) Terms Document, dated as of August 10, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2005, which is incorporated herein by reference)

4.7.11	Class A(2005-11) Terms Document, dated as of November 3, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 7, 2005, which is incorporated herein by reference).

4.7.12	Class A(2006-1) Terms Document, dated as of February 16, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2006, which is incorporated herein by reference).

4.7.13	Supplemental Indenture with respect to the Additional Class A(2006-1) Notes, dated as of February 28, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2006, which is incorporated herein by reference).

4.7.14	Class A(2006-2) Terms Document, dated as of February 22, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2006, which is incorporated herein by reference).

4.7.15	Class A(2006-4) Terms Document, dated as of August 29, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006, which is incorporated herein by reference).

4.7.16	Class A(2006-5) Terms Document, dated as of October 2, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2006, which is incorporated herein by reference).

4.7.17	Class A(2006-6) Terms Document, dated as of October 30, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2006, which is incorporated herein by reference).

4.7.18	Class A(2006-8) Terms Document, dated as of December 18, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2006, which is incorporated herein by reference).

4.7.19	Class A(2007-1) Terms Document, dated as of January 25, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.7.20	Class A(2007-2) Terms Document, dated as of February 21, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2007, which is incorporated herein by reference).

4.7.21	Class A(2007-3) Terms Document, dated as of February 15, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2007, which is incorporated herein by reference).

4.7.22	Class A(2007-5) Terms Document, dated as of April 11, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2007, which is incorporated herein by reference).

4.7.23	Supplemental Indenture with respect to the Additional Class A(2007-5) Notes, dated as of April 26, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2007, which is incorporated herein by reference).

4.7.24	Supplemental Indenture with respect to the Additional Class A(2007-5) Notes, dated as of May 22, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2007, which is incorporated herein by reference).

4.7.25	Class A(2007-7) Terms Document, dated as of May 9, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 10, 2007, which is incorporated herein by reference).

4.7.26	Class A(2007-8) Terms Document, dated as of May 30, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2007, which is incorporated herein by reference).

4.7.27	Class A(2007-9) Terms Document, dated as of June 15, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2007, which is incorporated herein by reference).

4.7.28	Class A(2007-10) Terms Document, dated as of June 29, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 29, 2007, which is incorporated herein by reference).

4.7.29	Class A(2007-12) Terms Document, dated as of August 1, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2007, which is incorporated herein by reference).

4.7.30	Class A(2007-13) Terms Document, dated as of July 26, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 27, 2007, which is incorporated herein by reference).

4.7.31	Class A(2007-16) Terms Document, dated as of October 9, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2007, which is incorporated herein by reference).

4.7.32	Supplemental Indenture with respect to the Additional Class A(2007-16) Notes, dated as of October 31, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2007, which is incorporated herein by reference).

4.7.33	Class A(2007-17) Terms Document, dated as of October 15, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 15, 2007, which is incorporated herein by reference).

4.7.34	Class A(2007-18) Terms Document, dated as of October 31, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the

Securities and Exchange Commission on October 31, 2007, which is incorporated herein by reference).

4.7.35	Class A(2008-2) Terms Document, dated as of February 20, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 20, 2008, which is incorporated herein by reference).

4.7.36	Class A(2008-3) Terms Document, dated as of March 17, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2008, which is incorporated herein by reference)

4.7.37	Supplemental Indenture with respect to the Additional Class A(2008-3) Notes, dated as of April 1, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2008, which is incorporated herein by reference).

4.7.38	Class A(2008-4) Terms Document, dated as of April 2, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 2, 2008, which is incorporated herein by reference).

4.7.39	Class A(2008-6) Terms Document, dated as of May 15, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008, which is incorporated herein by reference).

4.7.40	Class A(2008-8) Terms Document, dated as of May 16, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2008, which is incorporated herein by reference).

4.7.41	Class A(2008-9) Terms Document, dated as of May 30, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 30, 2008, which is incorporated herein by reference).

4.7.42	Class A(2008-10) Terms Document, dated as of June 13, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2008, which is incorporated herein by reference).

4.7.43	Class A(2008-11) Terms Document, dated as of July 30, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 30, 2008, which is incorporated herein by reference).

4.7.44	Class A(2008-12) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.7.45	Class A(2008-13) Terms Document, dated as of September 16, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 16, 2008, which is incorporated herein by reference).

4.7.46	Class A(2008-14) Terms Document, dated as of September 30, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2008, which is incorporated herein by reference).

4.7.47	Class A(2009-2) Terms Document, dated as of May 12, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2009, which is incorporated herein by reference).

4.7.48	Class A(2009-3) Terms Document, dated as of May 21, 2009 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2009, which is incorporated herein by reference).

4.7.49	Class B(2005-3) Terms Document, dated as of September 14, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 29, 2005, which is incorporated herein by reference).

4.7.50	Class B(2005-4) Terms Document, dated as of October 28, 2005 (included in Exhibit 4.1(a) to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2005, which is incorporated herein by reference).

4.7.51	Class B(2005-5) Terms Document, dated as of October 28, 2005 (included in Exhibit 4.1(b) to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2005, which is incorporated herein by reference).

4.7.52	Class B(2006-1) Terms Document, dated as of February 28, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2006, which is incorporated herein by reference).

4.7.53	Class B(2007-1) Terms Document, dated as of February 21, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the

Securities and Exchange Commission on February 22, 2007, which is incorporated herein by reference).

4.7.54	Class B(2010-1) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference).

4.7.55	Class B(2010-2) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference).

4.7.56	Class B(2010-3) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference).

4.7.57	Class C(2003-3) Terms Document, dated as of June 18, 2003 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 30, 2003, which is incorporated herein by reference).

4.7.58	Class C(2004-2) Terms Document, dated as of June 30, 2004 (included in Exhibit 4.02 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2004, which is incorporated herein by reference).

4.7.59	Class C(2005-2) Terms Document, dated as of May 19, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 20, 2005, which is incorporated herein by reference).

4.7.60	Class C(2006-1) Terms Document, dated as of January 26, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2006, which is incorporated herein by reference).

4.7.61	Class C(2006-2) Terms Document, dated as of February 16, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2006, which is incorporated herein by reference).

4.7.62	Class C(2006-4) Terms Document, dated as of November 28, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the

Securities and Exchange Commission on November 28, 2006, which is incorporated herein by reference).

4.7.63	Class C(2007-1) Terms Document, dated as of February 21, 2007 (included in Exhibit 1.1B to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2007, which is incorporated herein by reference).

4.7.64	Class C(2010-1) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference).

4.7.65	Class C(2010-2) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference).

4.7.66	Class C(2010-3) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference).

10.1	Omnibus Addendum, dated as of July 7, 2005 (included in Exhibit 10.1 to registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 8, 2005, which is incorporated herein by reference).

10.2	Omnibus Addendum, dated as of December 15, 2008 (included in Exhibit 10.1 to registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 16, 2008, which is incorporated herein by reference).

31.1	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase USA.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, National Association.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon and BNY Mellon Trust of Delaware.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase USA.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, National Association.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York Mellon and BNY Mellon Trust of Delaware.

35.1	Servicer Compliance Statement of Chase USA as servicer for the Chase Issuance Trust.

35.2	Servicer Compliance Statement of Chase USA as servicer for the First USA Master Trust.

(c)	Not applicable

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

CHASE ISSUANCE TRUST/ FIRST USA CREDIT CARD MASTER TRUST (Issuing entities)
Date: March 30, 2011	By:	CHASE BANK USA, NATIONAL ASSOCIATION,
as Depositor

/s/ Keith W. Schuck
	Name:	Keith W. Schuck
	Title:	President
(senior officer of Chase Bank USA, National Association in charge of securitization)