Form 10-K
period 2010-12-31
CHASE BANK USA, NATIONAL ASSOCIATION; FIRST USA CREDIT CARD MASTER TRUST
filed 2011-03-30
CIK 869090, 890493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 033-50600-01, 333-145109-03, 333-170794-02

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

Registrant’s telephone number, including area code: (302) 634-1000

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

The Agreement is by and between the Bank, as Transferor and Servicer, and BNY Mellon Trust of Delaware, as trustee (the “Trustee”), providing for the issuance of First USA Credit Card Master Trust Asset Backed Certificates (the “Certificates”). The Bank is the originator and sole beneficiary of the First USA Credit Card Master Trust (the “Trust” or the “Registrant”). As of December 31, 2010, no Certificates remain outstanding.

The Trust has issued an Investor Certificate pursuant to the Agreement and the Series 2002-CC Supplement, dated as of May 1, 2002. As of December 31, 2010, this Investor Certificate is the only interest issued by the Trust that remains outstanding. The Trust will continue to file reports on Form 10-K while this Investor Certificate remains outstanding.

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

The Bank is a wholly owned subsidiary of JPMorgan Chase & Co.

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

The Receivables conveyed to the Trust have arisen and will arise in Accounts selected from the Bank Portfolio on the basis of criteria set forth in the Agreement (the “Trust Portfolio”). The Receivables in the Trust Portfolio, as of the close of business on December 31, 2010, were $1,632,956,601.74. As of December 31, 2010, Cardholders Accounts included in the Trust Portfolio, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

The following table summarizes the Composition by Period of Delinquency for the Trust Portfolio as of the close of business on December 31, 2010. Because the future composition of the Trust Portfolio may change over time, this table is not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

Composition by Period of Delinquency

Trust Portfolio

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables
30 to 59 Days	$13,897,534.08	0.85%
60 to 89 Days	$11,500,374.19	0.70%
90 to 119 Days	$10,848,318.07	0.66%
120 to 149 Days	$11,007,092.86	0.67%
150 to 179 Days	$9,593,244.14	0.60%
180 or More Days	$7,537.84	0.00%

Total	$56,854,101.18	3.48%

The aggregate amount of Principal Receivables written off during the twelve-month reporting period was $179,944,426.47. The investor percentage of Principal Receivables written off (the “Investor Default Amount”) during the reporting period was $28,594,794.89. The Investor Default Amount as a percentage of the average invested amount outstanding during the reporting period was approximately 8.96%.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2010, no Certificates remain outstanding.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

None.

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the report:

(3)	Exhibits:

31.1	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase Bank USA, National Association.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BNY Mellon Trust of Delaware.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase Bank USA, National Association.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of BNY Mellon Trust of Delaware.

35.1	Servicer Compliance Statement of Chase Bank USA, National Association as servicer for the First USA Credit Card Master Trust.

(b)	See item 15(a)(3) above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2011.

CHASE BANK USA, NATIONAL ASSOCIATION
as Depositor into the First USA Credit Card Master Trust

By:	/s/ Keith W. Schuck
Name:	Keith W. Schuck
Title:	President
(senior officer in charge of securitization of the Depositor)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2011.

Signature	Title	Date

/s/ Gordon A. Smith	Chairman and Director	March 30, 2011
Gordon A. Smith

/s/ Keith W. Schuck	President and Director	March 30, 2011
Keith W. Schuck

/s/ Raymond L. Fischer	Chief Financial Officer and Director	March 30, 2011
Raymond L. Fischer

/s/ Frank R. Borchert	Director	March 30, 2011
Frank R. Borchert

	Director	March 30, 2011
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