Form 10-K
period 2010-12-31
CHASE BANK USA, NATIONAL ASSOCIATION; CHASE CREDIT CARD MASTER TRUST
filed 2011-03-30
CIK 869090, 1004988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-28338-03, 333-145109-02

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Introductory Note

The Fifth Amended and Restated Pooling and Servicing Agreement (the “Agreement”) of the Chase Credit Card Master Trust (the “Trust”), was executed as of December 19, 2007, by and between Chase Bank USA, National Association (the “Bank”) and The Bank of New York Mellon (the “Trustee”). The Bank is the sole beneficiary of the Trust.

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

The Trust issued Asset Backed Securities Series 2003-4 (the “Certificates”). The Series 2003-4 Certificate is held by a separate owner trust.

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

Composition by Period of Delinquency

Trust Portfolio

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables
30 to 59 Days	$13,734,657.84	0.91%
60 to 89 Days	$11,506,432.68	0.76%
90 to 119 Days	$11,166,249.01	0.74%
120 to 149 Days	$9,320,616.92	0.62%
150 to 179 Days	$9,406,955.87	0.63%
180 or More Days	$12,805.55	0.00%

Total	$55,147,717.87	3.66%

The aggregate Investor Default Amount for the year ended December 31, 2010 was $68,679,597.10. There were no Investor Charge-offs for the same period.

The aggregate amount of interest distributions made to the Securityholders for the year ended December 31, 2010 was $4,689,467.54. The aggregate amount of principal distributions made to the Securityholders for the year ended December 31, 2010 was $0.00.

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

The records of DTC indicate that as of December 31, 2010, there were the following holders of record with more than 5% of each class of Certificates:

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