Form 10-K
period 2011-12-31
CHASE BANK USA, NATIONAL ASSOCIATION; FIRST USA CREDIT CARD MASTER TRUST
filed 2012-03-30
CIK 869090, 890493

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

The Agreement is by and between the Bank, as Transferor and Servicer, and BNY Mellon Trust of Delaware, as trustee (the “Trustee”), providing for the issuance of First USA Credit Card Master Trust Asset Backed Certificates (the “Certificates”). The Bank is the originator and sole beneficiary of the First USA Credit Card Master Trust (the “Trust” or the “Registrant”). As of December 31, 2011, no Certificates remain outstanding.

The Trust has issued an Investor Certificate pursuant to the Agreement and the Series 2002-CC Supplement, dated as of May 1, 2002. As of December 31, 2011, this Investor Certificate is the only interest issued by the Trust that remains outstanding. The Trust will continue to file reports on Form 10-K while this Investor Certificate remains outstanding.

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

The Receivables conveyed to the Trust have arisen and will arise in Accounts selected from the Bank Portfolio on the basis of criteria set forth in the Agreement (the “Trust Portfolio”). The Receivables in the Trust Portfolio, as of the close of business on December 31, 2011, were $1,492,881,078.78. As of December 31, 2011, Cardholders Accounts included in the Trust Portfolio, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

The following table summarizes the Composition by Period of Delinquency for the Trust Portfolio as of the close of business on December 31, 2011. Because the future composition of the Trust Portfolio may change over time, this table is not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

Composition by Period of Delinquency

Trust Portfolio

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables
30 to 59 Days	$9,284,117.79	0.62%
60 to 89 Days	$7,678,660.08	0.51%
90 to 119 Days	$6,072,756.21	0.41%
120 to 149 Days	$6,168,100.42	0.41%
150 to 179 Days	$5,750,699.42	0.39%
180 or More Days	$37,102.40	0.00%

Total	$34,991,436.32	2.34%

The aggregate amount of Principal Receivables written off during the twelve-month reporting period was $71,812,844.31. The Investor Default Amount during the reporting period was $2,047,452.77. The Investor Default Amount as a percentage of the average invested amount outstanding during the reporting period was approximately 5.06%.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2011, no Certificates remain outstanding.

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
(senior officer in charge of securitization of the Depositor)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2012.

Signature	Title	Date

/s/ Gordon A. Smith	Chairman and Director	March 30, 2012
Gordon A. Smith

/s/ Keith W. Schuck	President and Director	March 30, 2012
Keith W. Schuck

/s/ Raymond L. Fischer	Chief Financial Officer and Director	March 30, 2012
Raymond L. Fischer

	Director	March 30, 2012
Marge M. Hannum

/s/ James K. Paterson	Director	March 30, 2012
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