Form 10-K
period 2012-12-31
CHASE BANK USA, NATIONAL ASSOCIATION; FIRST USA CREDIT CARD MASTER TRUST
filed 2013-03-29
CIK 869090, 890493

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

The Agreement is by and between the Bank, as Transferor and Servicer, and BNY Mellon Trust of Delaware, as trustee (the “Trustee”), providing for the issuance of First USA Credit Card Master Trust Asset Backed Certificates (the “Certificates”). The Bank is the originator and sole beneficiary of the First USA Credit Card Master Trust (the “Trust” or the “Registrant”). As of December 31, 2012, no Certificates remain outstanding.

The Trust has issued an Investor Certificate pursuant to the Agreement and the Series 2002-CC Supplement, dated as of May 1, 2002. As of December 31, 2012, this Investor Certificate is the only interest issued by the Trust that remains outstanding. The Trust will continue to file reports on Form 10-K while this Investor Certificate remains outstanding.

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

The Receivables conveyed to the Trust have arisen and will arise in Accounts selected from the Bank Portfolio on the basis of criteria set forth in the Agreement (the “Trust Portfolio”). The Receivables in the Trust Portfolio, as of the close of business on December 31, 2012, were $1,350,029,937.84. As of December 31, 2012, Cardholders Accounts included in the Trust Portfolio, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

The following table summarizes the Composition by Period of Delinquency for the Trust Portfolio as of the close of business on December 31, 2012. Because the future composition of the Trust Portfolio may change over time, this table is not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

Composition by Period of Delinquency

Trust Portfolio

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables
30 to 59 Days	$7,091,173.06	0.53%
60 to 89 Days	$6,235,722.85	0.46%
90 to 119 Days	$5,563,490.99	0.41%
120 to 149 Days	$3,632,637.84	0.27%
150 to 179 Days	$3,662,466.13	0.27%
180 or More Days	$19,104.72	0.00%

Total	$26,204,595.59	1.94%

The aggregate amount of Principal Receivables written off during the twelve-month reporting period was $50,169,171.81. The Investor Default Amount during the reporting period was $1,498,765.18. The Investor Default Amount as a percentage of the average invested amount outstanding during the reporting period was approximately 3.82%.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2012, no Certificates remain outstanding.

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

BNY Mellon Trust of Delaware, as Trustee, was a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. The Bank of New York Mellon, BNY Mellon Trust of Delaware, and The Bank of New York Mellon Trust Company, N.A. (collectively “BNY”) have completed a report on an assessment of compliance with applicable servicing criteria (the “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2012, which is attached as Exhibit 33.2 to this Form 10-K.

In Schedule A of the Report on Assessment, BNY identifies two material instances of noncompliance with the servicing requirements of Item 1122 of Regulation AB. In the annual certification provided to Chase USA by BNY, as the Trustee, BNY states that the instances of noncompliance noted in its Report on Assessment “relate to a securitization of manufactured housing receivables and do not relate to” the Trust.

The material instances of noncompliance disclosed by BNY did not occur with respect to any securities or transactions of the Trust, and the reported instances of noncompliance were isolated to other products issued by other entities serviced on BNY’s servicing platform. Thus, the instances of BNY’s noncompliance specified in Schedule A of Exhibit 33.2 are not applicable to the credit card receivable-backed securities issued by the Trust.

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

(b) See item 15(a)(3) above.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2013.

CHASE BANK USA, NATIONAL ASSOCIATION
as Depositor into the First USA Credit Card Master Trust

By:	/s/ David A. Penkrot
Name:	David A. Penkrot
Title:	Senior Vice President
(senior officer in charge of securitization of the Depositor)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2013.

Signature	Title	Date

/s/ Eileen M. Serra Eileen M. Serra	Chairperson and Director	March 29, 2013

/s/ John C. Marion John C. Marion	President and Director	March 29, 2013

/s/ Raymond L. Fischer Raymond L. Fischer	Chief Financial Officer and Director	March 29, 2013

/s/ Matthew Kane Matthew Kane	Risk Officer and Director	March 29, 2013

Catherine M. Hogan	Director	March 29, 2013

/s/ James K. Paterson James K. Paterson	Director	March 29, 2013

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