Form 10-K
period 2012-12-31
CHASE BANK USA, NATIONAL ASSOCIATION; CHASE CREDIT CARD MASTER TRUST
filed 2013-03-29
CIK 869090, 1004988

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

Composition by Period of Delinquency

Trust Portfolio

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables
30 to 59 Days	$6,500,484.42	.52%
60 to 89 Days	$5,750,115.68	.46%
90 to 119 Days	$4,766,968.76	.38%
120 to 149 Days	$3,554,637.84	.28%
150 to 179 Days	$3,360,799.48	.27%
180 or More Days	$6,758.67	.00%

Total	$23,939,764.85	1.91%

The aggregate Investor Default Amount for the year ended December 31, 2012 was $33,024,319.92. There were no Investor Charge-offs for the same period.

The aggregate amount of interest distributions made to the Securityholders for the year ended December 31, 2012 was $4,370,059.37. The aggregate amount of principal distributions made to the Securityholders for the year ended December 31, 2012 was $0.

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

The Bank of New York Mellon, as Trustee, was a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. The Bank of New York Mellon, BNY Mellon Trust of Delaware, and The Bank of New York Mellon Trust Company, N.A. (collectively “BNY”) have completed a report on an assessment of compliance with applicable servicing criteria (the “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2012, which is attached as Exhibit 33.2 to this Form 10-K.

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

The records of DTC indicate that as of December 31, 2012, there were the following holders of record with more than 5% of each class of Certificates:

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